Form 10-K
period 1993-12-31
WELLS FARGO & CO
filed 1994-03-21
CIK 105598

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ------------------

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993       Commission file number 1-6214

                          -------------------------

                            WELLS FARGO & COMPANY
           (Exact name of Registrant as specified in its charter)

                       Delaware                     No. 13-2553920
               (State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization)      Identification No.)

           420 Montgomery Street, San Francisco, California  94163
             (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (415) 477-1000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of Each Exchange
          Title of Each Class                     on Which Registered
          -------------------                     ---------------------

     Common Stock, par value $5                   New York Stock Exchange
                                                  Pacific Stock Exchange
     Adjustable Rate Cumulative Preferred Stock   New York Stock Exchange
       Series A and B
     9% Preferred Stock, Series C                 New York Stock Exchange
     8 7/8% Preferred Stock, Series D             New York Stock Exchange

     Indicate by check mark whether there are delinquent filers pursuant to
Item 405 of Regulation S-K that, to the best of the registrant's knowledge, will be in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X    No
    -----     -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   X    No
                                                           -----     -----
     As of February 18, 1994, the latest practicable date, 55,827,132 shares of common stock were outstanding. The aggregate market value (based on the closing price on the New York Stock Exchange Composite Transaction Reporting System on February 18, 1994) of common stock of Wells Fargo & Company held by nonaffiliates was approximately $7,450 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders - Incorporated into Parts I, II and IV.

Portions of the Proxy Statement dated March 15, 1994 for the 1994 Annual Meeting of Shareholders - Incorporated into Part III.

                       FORM 10-K CROSS-REFERENCE INDEX


                                                                            Page
                                                            ------------------------------------------
                                                            FORM           Annual              Proxy
                                                            10-K           Report (1)          Statement (2)
                                                            ----           ------              ---------
                                     PART I

 Item 1.  Business
            Description of Business                         2-10           11-71
            Statistical Disclosure:
              Distribution of Assets, Liabilities and
                Stockholders' Equity; Interest Rates
                and Interest Differential                   11-12          13-16               --
              Investment Portfolio                          13             19-21, 46, 49-50    --
              Loan Portfolio                                13-15          21-31, 47, 51-52    --
              Summary of Loan Loss Experience               16-18          31-33, 47, 52       --
              Deposits                                      18             14-15               --
              Return on Equity and Assets                   --             11-12               --
              Short-Term Borrowings                         19             --                  --
 Item 2.  Properties                                        19             --                  --
 Item 3.  Legal Proceedings                                 --             67                  --
 Item 4.  Submission of Matters to a Vote of Security-
            Holders (in fourth quarter 1993) (3)            --             --                  --
          Executive Officers of the Registrant              20             --

                                     PART II

 Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                     --             41, 48              --
 Item 6.  Selected Financial Data                           --             13                  --
 Item 7.  Management's Discussion and Analysis of Finan-
            cial Condition and Results of Operations        --             11-41               --
 Item 8.  Financial Statements and Supplementary Data       --             42-71               --
 Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure (3)      --             --                  --

                                     PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                      20             --                  5-8
Item 11.  Executive Compensation                            --             --                  3-4,9-13
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                           --             --                  4-5
Item 13.  Certain Relationships and Related Transactions    --             --                  16-17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             21-23          42-71               --

SIGNATURES                                                  24             --                  --
- ----------------------------------------------------------------------------------------------------------------

(1) 1993 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) Proxy Statement dated March 15, 1994 for the 1994 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3) None.

                                     1

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company (Parent) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Based on assets at December 31, 1993, it was the 12th largest bank holding company in the United States. Its principal subsidiary is Wells Fargo Bank, N.A. (Bank), the seventh largest bank in the U.S. Wells Fargo & Company and its subsidiaries are hereinafter referred to as the Company.

THE BANK

          HISTORY AND GROWTH

          The Bank is the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905 and was merged in 1960 with American Trust Company, another of the oldest banks in the Western United States. The Bank became Wells Fargo Bank, N.A., a national banking association, in 1968. Its head office is located in San Francisco, California.

          In 1986, the Company acquired from Midland Bank plc all the common stock of Crocker National Corporation, a bank holding company whose principal subsidiary was Crocker National Bank, the 17th largest bank in the U.S. at the time. In 1988, the Company acquired Barclays Bank of California with assets of $1.3 billion.

          In 1990, the Company completed the purchase of 92 Southern California branches from Great American Bank (GA), a Federal Savings Bank, in the first phase of a two-phase purchase of the California branch network of GA. The second phase of the GA acquisition was completed in 1991 and included GA's remaining 38 California branches. The Company acquired assets with a GA book value of $5.8 billion in this two-phase purchase.

          Also during 1990, the Company completed the acquisition of four California banking companies with combined assets of $1.9 billion: Valley National Bank of Glendale, Central Pacific Corporation of Bakersfield, the Torrey Pines Group of Solana Beach and Citizens Holdings and its two banking subsidiaries in Orange County.

          The following table shows selected information for the Bank:


- -------------------------------------------------------------------------------------
                                                                          December 31,
                                       ----------------------------------------------
(in billions)                            1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------------
Investment securities                   $12.7     $ 9.0     $ 3.6     $ 1.3     $ 1.5
Loans                                   $32.4     $36.0     $43.0     $47.3     $39.2
Assets                                  $50.7     $50.7     $51.6     $53.7     $45.3
Deposits                                $42.4     $43.1     $44.5     $42.7     $36.5
Staff (full-time equivalent)           19,600    21,300    21,000    21,600    19,200
Branches (domestic, all California)       624       626       612       574       455
- -------------------------------------------------------------------------------------


          RETAIL BANKING

          Retail Banking includes Branch Banking, Consumer Checking, 7/24 Banking, Credit Card/Consumer Loans, Mortgage Banking and Auto Finance.

          BRANCH BANKING. Branch banking activities constitute the largest portion of the Bank's business. The Bank through its branch network provides a broad range of consumer banking services in California, including savings and time deposits, checking accounts, credit card services, consumer loans, home mortgage loans, small business loans, mutual funds and safe deposit facilities. The operating hours of the branches are generally 9 a.m. to 6 p.m. on weekdays and 9 a.m. to 2 p.m. on Saturdays.

          CONSUMER CHECKING. Consumer Checking offers a variety of checking account plans and related transaction services for consumers. Approximately 30% of all consumer checking accounts receive electronic deposits, approximately 65% have overdraft protection (either through a linked savings account or credit card) and over 84% have their checking accounts linked to an automated teller machine card. At December 31, 1993, the Bank had 2.7 million consumer checking accounts and 1.4 million savings accounts linked to checking accounts for overdraft protection. Balances were $4 billion on interest-bearing checking accounts, $3 billion on noninterest-bearing checking accounts and $2.8 billion on savings accounts linked to checking for overdraft protection at the end of 1993.

          7/24 BANKING. 7/24 Banking provides banking services 24 hours a day, seven days a week through Customer Service Centers (telephone banking) and Wells Fargo Express-R- automated teller machines (ATMs). At December 31, 1993, there were over 1,800 Wells Fargo Express ATMs statewide, processing approximately 15 million transactions per month. In addition, the Bank is a member of the STAR SYSTEM-R- and PLUS-R- shared ATM networks that have over 100,000 ATMs throughout the U.S. and in foreign countries, including over 15,000 ATMs in the Western states. These systems provide the Bank's customers the ability to withdraw cash at any STAR SYSTEM or PLUS ATM. The Bank's Express ATMs also accept STAR SYSTEM, PLUS, CIRRUS-R-, Visa-R- and MasterCard-R- network cards and American Express-R- cards.

          The Bank is also a member of the INTERLINK-R- network (a membership corporation and subsidiary of Visa). INTERLINK, which provides point-of-sale electronic funds transfer services, is the largest debit card network in the nation. The Bank issues point-of-sale cards with INTERLINK access to its demand deposit account customers. The Bank's merchant processing area is also a member of Explore-R-, a point-of-sale network related to the STAR SYSTEM. Explore is one of the largest regional electronic funds transfer networks in the West with more than 700 member institutions. The Bank is one of the largest providers of on-line debit services in the nation (i.e., electronic funds transfer processing at participating supermarkets and retailers in California).

          CREDIT CARD/CONSUMER LOANS. The Credit Card/Consumer Loans Division provides unsecured revolving lines of credit to approximately 2 million Visa and MasterCard accountholders. At December 31, 1993, Credit Card outstandings totaled $2.6 billion. During 1993, there were 52.4 million transactions generating $4.2 billion in purchases and advances on Visa and MasterCard accounts. The Division also provides other consumer loan products, predominantly unsecured lines of credit. At December 31, 1993, the Division's consumer loans (excluding credit card loans) totaled $1.1 billion.

           MORTGAGE BANKING. Mortgage Banking provides real estate mortgage loan products that are secured by a first mortgage or junior lien on 1-4 family residential properties. Mortgage Banking products include home equity lines of credit, fixed-rate mortgage loans, adjustable-rate mortgage loans and fixed-initial-rate mortgage (FIRM-R-) loans, which carry fixed-rates during an initial period of the loan term and carry adjustable rates thereafter. Some of the first mortgage loans originated by Mortgage Banking are sold through secondary markets (Federal National Mortgage Association
(FNMA) and Federal Home Loan Mortgage Corporation (FHLMC)), while the remainder are retained in the Bank's loan portfolio. At December 31, 1993, Mortgage Banking's loan portfolio consisted of $7.0 billion of real estate 1-4 family first mortgage loans and $3.4 billion of real estate 1-4 family junior lien mortgage loans. Mortgage Banking also services mortgage loans owned by third parties, which totaled approximately $4.4 billion at December 31, 1993.

          AUTO FINANCE. Auto Finance provides indirect financing for the purchase or lease of automobiles through dealerships, as well as direct automobile loans through the branches. At December 31, 1993, the Auto Finance loan portfolio, which was substantially comprised of auto lease financing and monthly payment loans, totaled $1.7 billion.

          WHOLESALE BANKING

          Wholesale Banking includes Commercial Banking, Real Estate and Capital Markets.

          COMMERCIAL BANKING. The Commercial Banking Group consists of four divisions. The first, the Commercial Banking Division, generally services those firms with annual sales volume from $5 million to $250 million that are headquartered and doing business in California, as well as high-net-worth individuals with commercial financing needs. The Division concentrates on providing credit and non-credit services to the manufacturing, distribution, retail and agribusiness industries. The Division provides revolving lines of credit, term loans, project financing, trade facilities, deposit, cash management and other business services through commercial banking regional offices located in key market areas throughout California. At December 31, 1993, the Division's loan portfolio totaled $5.9 billion.

          The Corporate Banking Division generally services those corporations with annual sales over $250 million that are headquartered and doing business in California, and corporations with annual sales of over $100 million that are headquartered and doing business outside of California. The Division provides commercial loans, demand deposit accounts, remittance and exchange, and cash management. Operations are conducted from the Division's San Francisco office and its loan production office in Dallas. At
December 31, 1993, the Division's loan portfolio totaled $1.8 billion.

          The Wholesale Services Division offers a broad array of operating and cash management products to businesses throughout the United States. The Division's electronic product lines help customers collect and disburse funds efficiently and safely and deliver important cash flow and accounting information to business customers to optimize the use of their funds. Products include Account Reconcilement, Automated Clearinghouse, Wire Transfer, Lockbox and Balance Reporting, in addition to other services widely used by business clients.

          The International Division is responsible for providing international financial products and advisory services to the Bank's domestic customers. The Division provides trade finance products (such as import and export letters of credit, documentary collections, standby letters of credit and bankers' acceptances), foreign exchange products and advisory services. The Division conducts substantially all of its activities from its offices in San Francisco and the City of Industry, California. In 1989, the Company reached a cooperative agreement with The Hongkong and Shanghai Banking Corporation Ltd. (HSBC), a unit of HSBC Holdings plc. The agreement provides the Company and its domestic customers access to HSBC's network of nearly 3,000 offices outside the U.S. HSBC, which in 1992 acquired Midland Bank plc of the U.K., provides such services as international trade financing, local currency lending and international cash management, as well as trade, credit and country information.

          REAL ESTATE GROUP. The Real Estate Group provides commercial and residential construction loans to builders and developers, throughout the United States. In addition, the Group provides a variety of real estate products and services, including land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements on completed buildings, rehabilitation loans, affordable housing loans and letters of credit. The Group's commercial loan portfolio principally consists of lines of credit and short-term loans to developers and selected real estate investment trusts. The Group has loan production offices in six cities in Northern and Southern California and four offices outside of California. At December 31, 1993, the Group's loan portfolio totaled $6.4 billion.

          CAPITAL MARKETS. The Capital Markets Group provides a wide range of product lines for Wholesale Banking and third party clients. The Group offers loan syndications and asset sales, private placements, real estate pension fund advisory services, mortgage banking, investment property sales, securitization, rate risk management and the origination and distribution of small commercial, industrial and multifamily mortgages. The Capital Markets

Group also services mortgage loans owned by third parties, which totaled approximately $1.7 billion at December 31, 1993.

          WHOLESALE BANKING AND FEE-BASED INCOME STRATEGIES. Over the past several years, the Company has shifted its focus of operations. The effects of this have been to reduce concentrations from historical levels in commercial real estate and large company, corporate lending and to redirect those assets towards consumer mortgage and small/middle market business lending.

          The Company is currently focusing its Wholesale Banking operation to sell its full array of credit and non-credit products to its existing customer base and to develop new relationships. In addition, potential new products and services that are tailored to customers' current and future needs will be evaluated and introduced in the coming years.

          Concentration levels in commercial real estate and large company, corporate lending have declined over the last several years as the recession reduced borrower needs and low rates accelerated traditional prepayment patterns. These assets have been redeployed into investment securities, resulting in total earning assets remaining at approximately the same level. The maturities within the securities portfolio have been kept short so that runoff will accommodate loan growth, primarily in 1-4 family first mortgage loans, consumer loans and small business and middle market loans, as the recovery takes hold. While lending opportunities to existing and new commercial real estate and large company, corporate customers are being pursued, loan concentrations are not expected to approach the levels of prior years. This reduction is not anticipated to have a material effect on the Company's overall performance.

          The Company's other main strategic focus has been in the area of fee-based services. Noninterest income from these sources are likely to continue to increase in the foreseeable future. The major contributors to this growth will be the value added pricing of services provided to customers and identifying new customer needs, especially in the retail area, and the continued growth of trust and investment management businesses, including mutual funds. Other contributors to noninterest income include fees anticipated to be earned by an originations/servicing business. This value added business is expected to increase income without corresponding needs for increased asset balances.

          BUSINESS AND INVESTMENT GROUP

          The Business and Investment Group includes Business Banking, Savings and Investments, and Investment Management and Retirement Programs.

          BUSINESS BANKING. The divisions of Business Banking are focused on providing loans and a variety of other products and services for small businesses in California. At December 31, 1993, Business Banking's loan portfolio totaled $1.7 billion.

          The Business Services Division provides payroll and tax services used by over 12,000 business customers headquartered in California.

          The Merchant Card Services Division provides bankcard services to merchants who accept credit and debit cards throughout California and several other states. The Bank provides credit card services for approximately 29,000 merchant locations; in addition, it provides debit card processing for merchants as well as check guarantee services. In November 1993, the Bank formed an alliance for merchant credit card and debit card services with Card Establishment Services, Inc. (CES). Under this agreement, the Bank is responsible for marketing and sales, initial merchant credit analysis and customer service; CES provides technology and processing operations.

          The Business Deposit Division offers a wide range of deposit-related products, including checking, savings, market rate and time deposit accounts and investment-related products for small businesses. At December 31, 1993, the Division had deposits of approximately $6.4 billion, consisting of 445,000 accounts, of which 320,000 were checking accounts.

          The Business Benefits Division offers Simplified Employee Pension
(SEP) plans and KEOGH retirement plans to small businesses. At December 31, 1993, the Division was administering approximately $460 million in SEP and KEOGH assets, including $190 million invested in Stagecoach Funds, for more than 25,000 small business customers.

          SAVINGS AND INVESTMENTS. The Savings and Investments Group (SIG) provides consumer products, such as mutual funds, individual retirement accounts (IRA) and savings accounts, as well as services, such as personal computer banking and brokerage services.

          The Bank's mutual fund products, which have been a growing area, are comprised of three families of mutual funds: Overland Express, Stagecoach Funds and WellsFunds. In November 1990, the Bank introduced the Overland Express family of funds, which are sold through brokers around the country. At December 31, 1993, the Overland Express family of 13 funds had $3.9 billion of assets under management. In 1992, the Bank increased its focus on selling financial products in the branches by establishing a Personal Financial Officer (PFO) Program and by introducing a new family of mutual funds, the Stagecoach Funds, which are sold by the PFOs through the branch network. By December 31, 1993, the Bank had approximately 210 PFOs and the Stagecoach family of 12 funds had grown to $3.8 billion of assets under management. In mid-1993, the Bank introduced a third family of mutual funds, the WellsFunds, which are offered to selected groups of investors, such as participants in certain employee benefit plans, certain IRA investors and certain corporations, partnerships and other business entities. The WellsFunds family of 7 funds had assets under management of $530 million at December 31, 1993.

          At December 31, 1993, SIG was administering IRA accounts for approximately 275,000 customers. IRA assets totaled $4.1 billion at December 31, 1993, including $1.2 billion invested in Stagecoach Funds.

          The Division's personal computer banking service, Wells Fargo ON-LINE, provides access to account balances and transaction information and allows customers to transfer money among their Wells Fargo accounts. ON-LINE users may also pay bills electronically.

By the end of 1993, customers were executing over 540,000 transactions per month through the ON-LINE service.

          INVESTMENT MANAGEMENT AND RETIREMENT PROGRAMS. Investment Management and Retirement Programs (IMRP) provide personal trust, investment management and custody services principally to taxable (i.e., non-ERISA) clients. IMRP also provides trustee and investment services for defined benefit and defined contribution plans, which include plans qualifying under
Section 401(K) of the Internal Revenue Code. At December 31, 1993, IMRP managed or maintained approximately $42 billion in personal trust, employee benefit trust and agency assets. IMRP also provides to high net worth individuals, banking and credit services consisting primarily of commercial loans and real estate 1-4 family first mortgage loans, which totaled $503 million at December 31, 1993.

          WELLS FARGO NIKKO INVESTMENT ADVISORS

          The Company operates a joint venture, Wells Fargo Nikko Investment Advisors (WFNIA), with Nikko Securities Co., Ltd. of Tokyo. At December 31, 1993, WFNIA managed or was advisor for approximately $155 billion of investment funds for pension plans, endowments, institutions and foundations, making it the nation's largest manager of index and other quantitatively structured or process-driven funds.

          In 1992, three companies were formed to facilitate WFNIA's global expansion into Europe, Canada and Japan: WFNIA Limited, WFNIA (Canada) Limited and WFNIA (Japan) Limited, respectively. These companies are owned by WFNIA International, a California general partnership owned by Wells Fargo & Company and The Nikko Securities Co., Ltd. The international subsidiaries are providing marketing and client services for WFNIA and advisory services for certain European, Japanese and Canadian clients.

          In 1993, three additional companies were formed to further WFNIA's global expansion into Australia and Europe: WFNIA Australia Holdings PTY Limited, WFNIA Australia Limited and WFNIA Guernsey Limited.

NONBANK SUBSIDIARIES

          The Company has wholly-owned subsidiaries that provide various banking-related services. In the aggregate, these subsidiaries are not material to the Company's assets or net income.

COMPETITION

          The Company competes for deposits, loans and other banking services in its principal geographic market in California, as well as in selected national markets as opportunities arise. The banking business is highly competitive and has become increasingly so in recent years; the industry continues to consolidate and strong, unregulated competitors have entered core banking markets with focused products targeted at highly profitable customer segments. These unregulated competitors, such as investment companies, specialized lenders and multinational financial services companies, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

          Within the banking industry, ongoing consolidation has increased pressure on the Company from its most significant competitor in California, Bank of America, now the second largest bank holding company in the United States. Moreover, federal and state legislation adopted in recent years has increased competition by allowing banking organizations from other parts of the country to enter the Company's core geographic market (see "Supervision and Regulation" for further discussion of such legislation and the competitive environment in which the Company operates).

          Within banking products, the Company is presently the second largest holder of customer bank deposits in California. There is no meaningful measure of overall market share within the broadly defined financial services industry.

MONETARY POLICY

          The earnings of the Company are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

SUPERVISION AND REGULATION

          Under the Bank Holding Company Act, the Company is required to file reports of its operations with the Board of Governors of the Federal Reserve System and is subject to examination by it. Further, the Act restricts the activities in which the Company may engage and the nature of any company in which the Parent may own more than 5% of the voting shares. Generally, permissible activities are limited to banking, the business of managing and controlling banks, and activities so closely related to banking as determined by the Board of Governors to be proper incidents thereto.

          Under the Act, the acquisition of substantially all of the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares by a bank holding company is subject to prior approval by the Board of Governors. In no case, however, may the Board approve the acquisition by the Parent of the voting shares of, or substantially all assets of, any bank located outside of California unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the Federal Deposit Insurance Corporation (FDIC) arranges the acquisition under its authority to aid financially troubled banks.

          The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the terms of transactions between the Bank and its affiliates and on any extension of credit to its affiliates. For more information regarding restrictions on loans by the Bank to its affiliates, see Note 2 to the Financial Statements in the 1993 Annual Report to Shareholders.

          There are various requirements and restrictions in the laws of the U.S. and California affecting the Bank and its operations, including restrictions on the amount of its loans and the nature and amount of its investments, its activities as an underwriter of securities, its opening of branches and its acquisition of other banks or savings associations. The Bank, as a national bank, is subject to regulation and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC. Dividends payable by the Bank to the Parent without the express approval of the Office of the Comptroller of the Currency are limited by a formula described in Note 2 to the Financial Statements in the 1993 Annual Report to Shareholders.

          Major regulatory changes affecting the Bank, banking and the financial services industry in general have occurred in the last several years and can be expected to occur increasingly in the future. Federal banking legislation since 1980 has deregulated interest rate ceilings on deposits at banks and thrift institutions, has increased the types of accounts that can be offered and has increased the cost of FDIC insurance of deposits. Generally, the effect of these changes has been to increase the Bank's cost of its traditionally important sources of consumer deposits. In addition, federal banking legislation has narrowed the functional distinctions among financial institutions. The consumer and commercial banking powers of thrift institutions have expanded, and state-chartered banks are authorized to engage in all activities which are permissible for national banks and in certain cases may, with approval of the FDIC, engage in activities, such as insurance underwriting, which are not authorized for national banks.

          Non-depository institutions can be expected to increase the extent to which they act as financial intermediaries, particularly in the area of consumer credit services. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to continue to erode.

          These changes create significant opportunities for the Company, as well as the financial services industry, to compete in financial markets on a less-regulated basis. They also suggest that the Company and particularly the Bank will face new and major competitors in geographic and product markets in which their operations historically have been protected by banking laws and regulations.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted on December 19, 1991. FDICIA contains numerous provisions, including a risk-based FDIC premium assessment system, new reporting requirements, termination of the "too big to fail" doctrine (except in special cases) and revised regulatory standards for real estate lending and capital adequacy. For further information, see the Noninterest Expense and Capital Adequacy/Ratios sections of the Financial Review in the 1993 Annual Report to Shareholders.



AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) - DOMESTIC AND FOREIGN OPERATIONS (1)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      1993                        1992                        1991
                                                --------------------------   -------------------------  --------------------------
                                                                  INTEREST                    Interest                    Interest
                                                AVERAGE  YIELDS/    INCOME/  Average  Yields/   income/  Average  Yields/   income/
(in millions)                                   BALANCE   RATES    EXPENSE   balance   rates   expense   balance   rates   expense
- ----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC OPERATIONS
  Earning assets:
    Investment securities:
      At cost:
        U.S. Treasury securities                $ 2,283    5.03%    $  115   $ 1,562    5.80 %  $   91   $   631    6.59 %  $   41
        Securities of U.S. government
          agencies and corporations               7,974    6.41        511     4,197    7.38       309     1,231    7.85        96
        Obligations of states and political
          subdivisions                               22    7.36          2        32    7.15         2        50    7.31         4
        Private collateralized mortgage
          obligations                               864    4.16         36        --      --        --        --      --        --
        Other securities                             76    5.85          4        46    6.31         4       143    8.79        13
                                                -------             ------   -------            ------   -------            ------
            Total investment securities at cost  11,219    5.96        668     5,837    6.94       406     2,055    7.51       154
      At lower of cost or market                     --      --         --       108    8.73         9        --      --        --
                                                -------             ------   -------            ------   -------            ------
            Total investment securities          11,219    5.96        668     5,945    7.15       415     2,055    7.51       154

    Federal funds sold and securities
      purchased under resale agreements             734    3.17         23       919    3.62        33       303    5.42        16
    Loans:
      Commercial                                  7,154    9.36        670     9,702    8.50       825    12,974    9.64     1,252
      Real estate 1-4 family first mortgage       6,787    7.92        538     7,628    9.27       707     9,367   10.16       952
      Other real estate mortgage                  9,467    8.20        776    10,634    8.21       873    10,773    9.58     1,033
      Real estate construction                    1,303    8.50        111     1,837    8.47       156     2,232   10.10       225
      Consumer:
        Real estate 1-4 family junior lien
          mortgage                                3,916    6.97        273     4,585    8.14       373     5,135   10.10       519
        Credit card                               2,587   15.62        404     2,771   15.93       441     2,758   16.25       448
        Other revolving credit and monthly
          payment                                 1,893    9.45        179     2,083    9.85       205     2,323   11.11       258
                                                -------             ------   -------            ------   -------            ------
            Total consumer                        8,396   10.19        856     9,439   10.81     1,019    10,216   11.99     1,225
      Lease financing                             1,190    9.83        117     1,165   10.36       121     1,167   11.34       132
                                                -------             ------   -------            ------   -------            ------
            Total loans (2)(3)                   34,297    8.94      3,068    40,405    9.16     3,701    46,729   10.31     4,819
    Other                                            --      --         --         1      --        --        17    8.43         1
                                                -------             ------   -------            ------   -------            ------
              Total domestic earning assets     $46,250    8.13      3,759   $47,270    8.77     4,149   $49,104   10.17     4,990
                                                =======             ------   =======            ------   =======            ------
  Funding sources:
    Interest-bearing liabilities:
      Deposits:
        Interest-bearing checking               $ 4,626    1.18         55   $ 4,597    1.77        81   $ 4,379    3.72       163
        Savings deposits                          2,741    2.19         60     3,250    2.81        91     3,398    4.88       166
        Market rate savings                      16,592    2.28        378    15,284    2.89       442    12,699    5.04       640
        Savings certificates                      7,948    4.37        347    10,763    4.94       532    13,758    6.57       905
        Certificates of deposit                     219    7.99         18       316    8.41        27       570    8.12        46
        Other time deposits                         112    5.62          6       128    5.32         7       149    7.89        12
                                                -------             ------   -------            ------   -------            ------
            Total interest-bearing deposits      32,238    2.68        864    34,338    3.44     1,180    34,953    5.53     1,932
      Federal funds purchased and
        securities sold under repurchase
        agreements                                1,051    2.79         29     1,299    3.16        41     3,092    5.50       170
      Commercial paper and other short-term
        borrowings                                  207    2.90          6       252    3.54         9     1,243    6.29        78
      Senior debt                                 2,174    4.75        103     2,175    5.77       126     1,681    7.53       126
      Subordinated debt                           1,958    5.23        103     1,872    4.99        93     1,832    6.15       113
      Funds transferred from (to) foreign
        operations                                 (91)   (3.04)       (3)        10    7.89         1       393    7.38        29
                                                -------             ------   -------            ------   -------            ------
            Total interest-bearing liabilities   37,537    2.93      1,102    39,946    3.63     1,450    43,194    5.66     2,448
    Portion of noninterest-bearing funding
      sources                                     8,713      --         --     7,324      --        --     5,910      --        --
                                                -------             ------   -------            ------   -------            ------
              Total domestic funding sources    $46,250    2.38      1,102   $47,270    3.07     1,450   $49,104    4.99     2,448
                                                =======             ------   =======            ------   =======            ------
  Domestic net interest margin and net
    interest income on a taxable-equivalent
    basis                                                  5.75%    $2,657              5.70 %  $2,699              5.19 %  $2,542
                                                          =====     ======             =====    ======             =====    ======
FOREIGN OPERATIONS (4)
  Earning assets:
    Investment securities                       $    91    5.12%    $    5   $    32    4.95 %  $    1   $    --      -- %  $   --
    Loans (3)                                         7      --         --         1      --        --         7   23.86         2
                                                -------             ------   -------            ------   -------            ------
              Total foreign earning assets      $    98    5.04          5   $    33    4.97         1   $     7   23.86         2
                                                =======             ------   =======            ------   =======            ------
  Funding sources:
    Deposits in foreign offices                 $     7      --         --   $    43    7.89         3   $   400    7.62        31
    Funds transferred from (to) domestic
      operations                                     91    3.04          3       (10)  (7.89)       (1)     (393)  (7.38)      (29)
                                                -------             ------   -------            ------   -------            ------
              Total foreign funding sources     $    98    3.04          3   $    33    7.89         2   $     7   23.86         2
                                                =======             ------   =======            ------   =======            ------
  Foreign net interest margin and net
    interest income (expense) on a
    taxable-equivalent basis                               2.00%    $    2             (2.92)%  $   (1)               -- %  $   --
                                                          =====     ======             =====    ======              ====    ======
  Domestic and foreign earning assets, net
    interest margin and net interest income
    on a taxable-equivalent basis               $46,348    5.74%    $2,659   $47,303    5.70 %  $2,698   $49,111    5.18 %  $2,542
                                                =======   =====     ======   =======   =====    ======   =======    ====    ======
- -----------------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Bank was 6.00%, 6.25% and 8.47% for the years ended 1993, 1992 and 1991, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.29%, 3.83% and 5.99% for the same years, respectively.
(2) Interest income included loan fees, net of deferred costs, of approximately $41 million, $57 million and $63 million in 1993, 1992 and 1991, respectively. Substantially all of the loan fees related to domestic operations.
(3) Nonaccrual loans and related income are included in their respective loan categories.
(4) For Securities and Exchange Commission purposes, foreign operations are transactions with customers who are domiciled outside of the United States.

ANALYSIS OF CHANGES IN NET INTEREST INCOME ON A TAXABLE-EQUIVALENT  BASIS

          The following table allocates the changes in net interest income on a taxable-equivalent basis to changes in either average balances or average rates for both interest-earning assets and interest-bearing liabilities, segregated between domestic and foreign operations. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion to the percentage changes in average volume and average rate.

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Year ended December 31,
                                                                        ---------------------------------------------------------
                                                                                    1993 OVER 1992                 1992 over 1991
                                                                        --------------------------     --------------------------
(in millions)                                                           VOLUME      RATE     TOTAL     Volume      Rate     Total
- ---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Investment securities:
    At cost:
      Domestic:
        U.S. Treasury securities                                        $   37    $  (13)   $   24     $   55    $   (5)   $   50
        Securities of U.S. government
          agencies and corporations                                        248       (46)      202        219        (6)      213
        Obligations of states and political
          subdivisions                                                      --        --        --         (2)       --        (2)
        Private collateralized mortgage obligations                         24        12        36         --        --        --
        Other securities                                                    --        --        --         (6)       (3)       (9)
      Foreign                                                                4        --         4          1        --         1
    At lower of cost or market                                              (5)       (4)       (9)         9        --         9
  Federal funds sold and securities
    purchased under resale agreements                                       (6)       (4)      (10)        24        (7)       17
  Loans:
    Domestic:
      Commercial                                                          (232)       77      (155)      (291)     (136)     (427)
      Real estate 1-4 family first mortgage                                (73)      (96)     (169)      (166)      (79)     (245)
      Other real estate mortgage                                           (96)       (1)      (97)       (13)     (147)     (160)
      Real estate construction                                             (46)        1       (45)       (36)      (33)      (69)
      Consumer:
        Real estate 1-4 family junior lien mortgage                        (50)      (50)     (100)       (52)      (94)     (146)
        Credit card                                                        (28)       (9)      (37)         2        (9)       (7)
        Other revolving credit and monthly payment                         (18)       (8)      (26)       (25)      (28)      (53)
      Lease financing                                                        2        (6)       (4)        --       (11)      (11)
    Foreign                                                                 --        --        --         (1)       (1)       (2)
  Other                                                                     --        --        --         --        (1)       (1)
                                                                        ------    ------    ------     ------    ------    ------

      Total decrease in interest income                                   (239)     (147)     (386)      (282)     (560)     (842)
                                                                        ------    ------    ------     ------    ------    ------

Increase (decrease) in interest expense:
  Deposits:
    Domestic:
      Interest-bearing checking                                              1       (27)      (26)         8       (90)      (82)
      Savings deposits                                                     (13)      (18)      (31)        (7)      (68)      (75)
      Market rate savings                                                   35       (99)      (64)       112      (310)     (198)
      Savings certificates                                                (129)      (56)     (185)      (174)     (199)     (373)
      Certificates of deposit                                               (8)       (1)       (9)       (21)        2       (19)
      Other time deposits                                                   (1)       --        (1)        (2)       (3)       (5)
    Foreign                                                                 (1)       (2)       (3)       (29)        1       (28)
  Federal funds purchased and securities
    sold under repurchase agreements                                        (8)       (4)      (12)       (74)      (55)     (129)
  Commercial paper and other short-term borrowings                          (1)       (2)       (3)       (45)      (24)      (69)
  Senior debt                                                               --       (23)      (23)        33       (33)       --
  Subordinated debt                                                          5         5        10          2       (22)      (20)
  Funds transferred from foreign operations                                 (4)       --        (4)       (30)        2       (28)
  Funds transferred to domestic operations                                   4        --         4         30        (2)       28
                                                                        ------    ------    ------     ------    ------    ------
      Total decrease in interest expense                                  (120)     (227)     (347)      (197)     (801)     (998)
                                                                        ------    ------    ------     ------    ------    ------
Increase (decrease) in net interest income
  on a taxable-equivalent basis                                         $ (119)   $   80    $  (39)    $  (85)   $  241    $  156
                                                                        ======    ======    ======     ======    ======    ======
    Domestic operations                                                 $ (120)   $   78    $  (42)    $  (84)   $  241    $  157
                                                                        ======    ======    ======     ======    ======    ======

    Foreign operations                                                  $    1    $    2    $    3     $   (1)   $   --    $   (1)
                                                                        ======    ======    ======     ======    ======    ======
- ---------------------------------------------------------------------------------------------------------------------------------

Unless otherwise indicated, each of the above interest-earning assets and interest-bearing liabilities is primarily related to domestic operations.

INVESTMENT SECURITIES

At December 31, 1993, there were no investment securities issued by a single issuer (excluding the U.S. government and its agencies and corporations) that exceeded 10% of stockholders' equity, except for private collateralized mortgage obligations issued by The Prudential Home Mortgage Securities Company, Inc. These securities had a cost basis and fair value of $903 million and $901 million, respectively, and were distributed among 41 series of mortgage pass-through certificates; each series was collateralized by separate trusts. The largest series had both a cost basis and fair value of approximately $48 million.

ANALYSIS OF LOAN PORTFOLIO

          At December 31, 1993, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.


- --------------------------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31, 1993
                                --------------------------------------------------------
                                               OVER ONE YEAR
                                          THROUGH FIVE YEARS    OVER FIVE YEARS
                                          ------------------  -----------------
                                                    FLOATING           FLOATING
                                                          OR                 OR                                      December 31,
                                ONE YEAR    FIXED ADJUSTABLE   FIXED ADJUSTABLE            -------------------------------------
(in millions)                    OR LESS     RATE       RATE    RATE       RATE    TOTAL      1992      1991      1990      1989
- --------------------------------------------------------------------------------------------------------------------------------
Selected loan maturities (1):
  Commercial                      $3,912   $  397    $ 2,093  $   46     $  464  $ 6,912   $ 8,214   $11,270   $14,639   $14,490
  Real estate 1-4 family first
    mortgage (2)                     250      843        149   4,957      1,259    7,458     6,836     8,612     9,865     7,628
  Other real estate mortgage (3)   2,677    2,418      1,760     596        835    8,286    10,128    10,751    10,505     6,019
  Real estate construction (3)       911       72         63      40         24    1,110     1,600     2,055     2,669     4,088
  Foreign                             16       --          2      --         --       18         5         2         9        50
                                  ------   ------    -------  ------     ------  -------   -------   -------   -------   -------
          Total selected loan
            maturities            $7,766   $3,730    $ 4,067  $5,639     $2,582   23,784    26,783    32,690    37,687    32,275
                                  ======   ======    =======  ======     ======  -------   -------   -------   -------   -------
Other loan categories:
  Real estate 1-4 family
    junior lien mortgage                                                           3,583     4,157     5,053     5,178     3,946
  Credit card                                                                      2,600     2,807     2,900     2,788     2,504
  Other revolving credit and
    monthly payment                                                                1,920     1,979     2,286     2,163     1,949
                                                                                 -------   -------   -------   -------   -------
          Total consumer                                                           8,103     8,943    10,239    10,129     8,399

  Lease financing                                                                  1,212     1,177     1,170     1,161     1,053
                                                                                 -------   -------   -------   -------   -------
          Total loans                                                            $33,099   $36,903   $44,099   $48,977   $41,727
                                                                                 =======   =======   =======   =======   =======
- --------------------------------------------------------------------------------------------------------------------------------

(1)  Based on remaining contractual principal maturities.
(2) Includes approximately $137 million of fixed-initial-rate mortgage (FIRM) loans in the over 1 year through 5 year fixed rate category and $2.2 billion of FIRM loans in the over 5 year fixed rate category. FIRM loans carry fixed rates during the first 3, 5, 7 or 10 years (based on the period selected by the borrower) of the loan term and carry adjustable rates thereafter.
(3) During the fourth quarter of 1990, loans were reclassified from the real estate construction loan category to the other real estate mortgage loan category so that the real estate construction loan category consists solely of properties where construction is not complete. Prior period balances have not been reclassified as complete information is not available.


UNDERWRITING POLICIES AND PRACTICES

          It is the policy of the Company to grant credit for lawful and productive purposes in accordance with the principles of sound risk management and the Company's business strategy. The Company obtains and analyzes sufficient information to ensure that the borrower is able to repay as scheduled. Credit is structured in a manner consistent with such supporting analysis and is monitored to detect changes in quality. The Company's credit policies establish the fundamental credit principles which guide the Company in granting loans, lines of credit, standby and commercial letters of credit, acceptances and commitments ("direct credit") to customers on an unsecured, partially secured or fully secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations. In addition, the Company provides products and services which could become direct credit exposure unless such products are offered on a "cash only" basis. These include: automated clearing house services, controlled disbursement, wire services, foreign exchange services, interest rate protection products, fed funds lines to banks, cash letters and deposit accounts which create exposure by allowing use of funds advanced/uncollected funds ("operating credit"). Standardized documentation and underwriting and a study of the requirements of the secondary market are an explicit consideration in credit product development.

          The Company requires some degree of background check into character and credit history of its customers. Extensions of credit must be supported by current financial information on the borrower (and guarantor) which is appropriate to the size and type of credit being offered; it can denote any information which serves to inform the Company about the financial health of its credit customers. A credit analysis includes, at a minimum, an evaluation of the customer's financial strength and probability of repayment. Due consideration is given to the negative factors which may affect a borrower's ability to repay as scheduled. Collateral is valued in accordance with Company appraisal standards and, where applicable, appraisal regulations issued under FIRREA and other applicable law. For commercial real estate transactions, the recommending officer reviews and evaluates the key assumptions supporting the appraised value.

          In addition to a broad range of laws and regulations and the Company's credit policies, the Company has established minimum underwriting standards which establish criteria for sources of repayment, financial strength and enhancements such as guarantees. With the exception of loans secured by cash and marketable securities, the primary source of repayment will be recurring cash flow of the borrower or cash flow from the real estate project being financed. Such standards include: minimum financial condition and cash flow hurdles for unsecured credit; maximum loan to collateral value ratios for secured products; minimum cash flow coverage of debt service, or debt to income ratios, for term products; and minimum liquidity and maximum financial leverage requirements and policies for identification of and lending to highly leveraged borrowers and for products which employ credit scoring criteria and methodology. Prudent credit practice will permit credit extensions which are an exception to the minimum underwriting standards; procedures for approval of exceptions are included in Company policy; and certain exceptions are reported to the Board of Directors.

          Generally, the Company's minimum underwriting standards for commercial real estate include various maximum loan-to-value ("LTV") ratios ranging from 50% to 80% depending on the type of collateral and the size and purpose of the loan; minimum debt service (stabilized net income divided by debt service cost) ranging from 1.10 to 1.30 depending on the type of property financed; and for maximum terms ranging from 2 to 15 years for certain commercial property loans depending on the same loan/collateral characteristics. For example, a typical owner-occupied commercial real estate loan would most often have a maximum LTV of 80%, debt service coverage of 1.25 and a term of 4 to 15 years. For community reinvestment projects, the Company applies special underwriting criteria to its financing of construction of affordable multi-family housing in California built by nonprofit as well as for-profit developers.

          Real estate 1-4 family loans (including equity lines) are generally made with maximum LTVs of 50% to 95% depending on the amount and term of the loan, debt service coverage and whether or not the property is owner-occupied; private mortgage insurance is required on loans with LTVs greater than 80%.

          Generally, commercial loan categories include unsecured loans and lines of credit with minimum debt service coverage of 1.30 or higher depending on the specific credit analysis and with maximum terms of 1 to 7 years; loans and lines of credit secured by accounts receivable, inventories, equipment, marketable securities and cash or equivalent most often have minimum debt service requirements ranging from 1.30 to 1.50, maximum terms of 1 to 7 years and advance rates based on an analysis of the collateral pledged.

          The above underwriting practices are general standards that are subject to change; the actual terms and conditions of a specific credit transaction are dependent on an analysis of the specific transaction.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Year ended December 31,
                                                                            ------------------------------------------------------
(in millions)                                                                 1993        1992        1991        1990        1989
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                  $2,067      $1,646      $  885        $738        $752
Allowance related to acquisitions (dispositions)                                --          --          (2)         33         (11)
Provision for loan losses                                                      550       1,215       1,335         310         362
Loan charge-offs:
 Commercial                                                                   (110)       (238)       (402)        (75)       (116)
 Real estate 1-4 family first mortgage                                         (25)        (17)        (11)         (5)         --
 Other real estate mortgage (1)                                               (197)       (290)        (88)        (25)        (16)
 Real estate construction (1)                                                  (68)        (93)        (29)        (19)        (17)
 Consumer:
  Real estate 1-4 family junior lien mortgage                                  (28)        (28)         (7)         (6)         (3)
  Credit card                                                                 (177)       (189)       (161)       (107)        (85)
  Other revolving credit and monthly payment                                   (41)        (41)        (42)        (26)        (20)
                                                                            ------      ------      ------        ----        ----
   Total consumer                                                             (246)       (258)       (210)       (139)       (108)
  Lease financing                                                              (18)        (19)        (19)        (17)        (12)
                                                                            ------      ------      ------        ----        ----
   Total domestic loan charge-offs                                            (664)       (915)       (759)       (280)       (269)
  Foreign                                                                       --          --          --          --        (118)
                                                                            ------      ------      ------        ----        ----
   Total loan charge-offs                                                     (664)       (915)       (759)       (280)       (387)
                                                                            ------      ------      ------        ----        ----
Loan recoveries:
 Commercial                                                                     71          59          98          40          41
 Real estate 1-4 family first mortgage                                           2           2          --          --          --
 Other real estate mortgage (1)                                                 47           9           2           7           4
 Real estate construction (1)                                                    4           3           3           1          13
 Consumer:
  Real estate 1-4 family junior lien mortgage                                    3           1          --          --           1
  Credit card                                                                   21          21          19          17          16
  Other revolving credit and monthly payment                                    12          12          11          12          13
                                                                            ------      ------      ------        ----        ----
   Total consumer                                                               36          34          30          29          30
 Lease financing                                                                 9           9           5           5           5
                                                                            ------      ------      ------        ----        ----
   Total domestic loan recoveries                                              169         116         138          82          93
 Foreign                                                                        --           1          49          30          27
                                                                            ------      ------      ------        ----        ----
   Total loan recoveries                                                       169         117         187         112         120
                                                                            ------      ------      ------        ----        ----
    Total net loan charge-offs                                                (495)       (798)       (572)       (168)       (267)
Recoveries (losses) on the sale or swap of
 developing country loans                                                       --           4          --         (28)        (98)
                                                                            ------      ------      ------        ----        ----
Balance, end of year                                                        $2,122      $2,067      $1,646        $885        $738
                                                                            ======      ======      ======        ====        ====

Domestic net loan charge-offs as a percentage
 of average domestic loans                                                    1.44%       1.97%       1.33%        .45%        .45%
                                                                            ======      ======      ======        ====        ====

Total net loan charge-offs as a percentage of
 average total loans                                                          1.44%       1.97%       1.22%        .38%        .67%
                                                                            ======      ======      ======        ====        ====

Allowance as a percentage of total loans                                      6.41%       5.60%       3.73%       1.81%       1.77%
                                                                            ======      ======      ======        ====        ====

- ----------------------------------------------------------------------------------------------------------------------------------
(1)  During the fourth quarter of 1990, loans were reclassified from the real estate construction loan category to the other real estate mortgage loan category so that the real estate construction loan category consists solely of properties where construction is not complete.  Prior period balances have not been reclassified as complete information is not available.


                                               Changes in the allowance for loan losses allocated to foreign loans were as follows:

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Year ended December 31,
                                                                                  -------------------------------------------------
(in millions)                                                                      1993       1992       1991       1990       1989
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                        $  --      $  --      $   6      $  --      $   6
Provision for loan losses (1)                                                        --         (5)       (55)         4        183
Gross charge-offs (2)                                                                --         --         --         --       (118)
Recoveries                                                                           --          1         49         30         27
                                                                                  -----      -----      -----      -----      -----
   Net loan recoveries (charge-offs)                                                 --          1         49         30        (91)
Recoveries (losses) on the sale or swap
   of developing country loans                                                       --          4         --        (28)       (98)
                                                                                  -----      -----      -----      -----      -----
Balance, end of year                                                              $  --      $  --      $  --      $   6      $  --
                                                                                  =====      =====      =====      =====      =====
- -----------------------------------------------------------------------------------------------------------------------------------

(1)  The 1992 amount represents effects of recoveries from prior years' charge-offs and from losses on loan sales; the 1991 amount represents a reversal of the unused portion of the allowance for loan losses.
(2)  In 1989, the Company charged off its remaining medium- and long-term loans to developing countries of $107 million.

     The Securities and Exchange Commission requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 178% and 97% at December 31, 1993 and 1992, respectively. This ratio may fluctuate significantly from period to period due to such factors as the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. (For example, at December 31, 1993 and 1992, the percentages of nonaccrual loan balances that were current as to payment of principal and interest were 50% and 55%, respectively, and the ratios of book to contractual balance were 66% and 79%, respectively.) Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1993 Annual Report to Shareholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The table on the following page provides a breakdown of the allowance for loan losses by loan category. The allocated component of the allowance reflects inherent losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated component of the allowance for loan losses, which includes adjustments to the historical loss experience for the various loan categories to reflect any current conditions that could affect loss recognition. The unallocated component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties (particularly in Southern California) and other subjective factors. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       December 31,
                                    ----------------------------------------------------------------------------------------------
                                      1993                 1992                 1991                 1990               1989
- ----------------------------------------------------------------------------------------------------------------------------------
(in millions)
Commercial                          $  152               $  373               $  417                 $177               $104
Real estate 1-4 family
  first mortgage                        39                   37                   33                   32                 12
Other real estate mortgage (1)         357                  589                  350                   63                 24
Real estate construction (1)            92                  181                  121                   36                 34
Consumer:
  Credit card (2)                       96                  107                  239                  193                158
  Other consumer                        87                   58                   51                   32                 43
                                    ------               ------               ------                 ----               ----
    Total consumer                     183                  165                  290                  225                201
Lease financing                         19                   17                   15                   13                 14
Foreign                                 --                   --                   --                    6                 --
Unallocated component of
  the allowance (3)                  1,280                  705                  420                  333                349
                                    ------               ------               ------                 ----               ----
    Total                           $2,122               $2,067               $1,646                 $885               $738
                                    ======               ======               ======                 ====               ====

                                                                                                                       December 31,
                               ---------------------------------------------------------------------------------------------------
                                      1993                 1992                 1991                 1990                1989
                               ----------------     ----------------     ----------------     ----------------     ---------------
                                ALLOC.     LOAN      Alloc.     Loan      Alloc.     Loan      Alloc.     Loan     Alloc.     Loan
                                ALLOW.   CATGRY      allow.   catgry      allow.   catgry      allow.   catgry     allow.   catgry
                                  AS %     AS %        as %     as %        as %     as %        as %     as %       as %     as %
                               OF LOAN OF TOTAL     of loan of total     of loan of total     of loan of total    of loan of total
                                CATGRY    LOANS      catgry    loans      catgry    loans      catgry    loans     catgry    loans
                               ------- --------     ------- --------     ------- --------     ------- --------    ------- --------
Commercial                        2.20%      21%       4.54%      22%       3.70%      25%       1.21%      31%       .72%      35%
Real estate 1-4 family
  first mortgage                   .52       23         .54       19         .38       20         .32       20        .16       18
Other real estate mortgage (1)    4.31       25        5.82       27        3.26       24         .60       21        .40       14
Real estate construction (1)      8.29        3       11.31        4        5.89        5        1.35        5        .83       10
Consumer:
  Credit card (2)                 3.69        8        3.81        8        8.24        7        6.92        6       6.31        6
  Other consumer                  1.58       16         .95       17         .69       16         .44       15        .73       14
                                            ---                  ---                  ---                  ---                 ---
    Total consumer                2.26       24        1.85       25        2.83       23        2.22       21       2.39       20
Lease financing                   1.57        4        1.44        3        1.28        3        1.12        2       1.33        3
Foreign                             --       --          --       --          --       --       66.67       --         --       --
                                            ---                  ---                  ---                  ---                 ---
    Total                         6.41%     100%       5.60%     100%       3.73%     100%       1.81%     100%      1.77%     100%
                                  ====      ===       =====      ===        ====      ===       =====      ===       ====      ===
- ----------------------------------------------------------------------------------------------------------------------------------

(1)   During the fourth quarter of 1990, loans were reclassified from the real estate construction loan category to the other real estate mortgage loan category so that the real estate construction loan category consists solely of properties where construction is not complete.  Prior period balances have not been reclassified as complete information is not available.
(2)   In 1992, the calculation method for the allocation of the allowance for loan losses for credit card loans was changed in order to better conform  to industry practice, whereby the allocation now approximates 7 months (formerly, 18 to 21 months)
      of projected losses.  Based on the revised method, the estimated allocation for credit card loans would have been reduced
      (and, correspondingly, the unallocated portion of the allowance would have been increased) by about $140 million, $130 million and $110 million at December 31, 1991, 1990 and 1989, respectively.
(3)   This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

DEPOSITS

      At December 31, 1993, the contractual principal maturities of time certificates of deposit and other time deposits issued in amounts of $100,000 or more were as follows (based on time remaining until maturity): $714 million maturing in 3 months or less; $221 million over 3 through 6 months; $168 million over 6 through 12 months and $508 million over 12 months.

SHORT-TERM BORROWINGS


     Outstanding amounts of selected short-term borrowings were as follows:
- ------------------------------------------------------------------------------
                                                        Year ended December 31,
                                              --------------------------------
(in millions)                                   1993         1992         1991
- ------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED
Average amount outstanding                    $  574       $  722       $2,608
Daily average rate                              2.78%        3.12%        5.53%
Highest month-end balance                     $  567       $1,462       $5,445
Year-end balance                              $  453       $  562       $  349
Weighted average rate on
     outstandings at year end                   2.56%        2.03%        2.42%

SECURITIES SOLD UNDER
     REPURCHASE AGREEMENTS
Average amount outstanding                    $  477       $  577       $  484
Daily average rate                              2.79%        3.21%        5.36%
Highest month-end balance                     $  911       $  892       $  769
Year-end balance                              $  626       $  749       $  602
Weighted average rate on
     outstandings at year end                   2.75%        2.75%        3.83%

COMMERCIAL PAPER
Average amount outstanding                    $  161       $  211       $  989
Daily average rate                              2.75%        3.31%        6.15%
Highest month-end balance                     $  211       $  226       $2,285
Year-end balance                              $  136       $  165       $  217
Weighted average rate on
     outstandings at year end                   2.70%        2.73%        4.13%

- ------------------------------------------------------------------------------

     Federal funds purchased and securities sold under repurchase agreements generally mature in less than 30 days. Commercial paper obligations have original maturities not exceeding 115 days.

PROPERTIES

     The Company owns and leases various properties primarily in the downtown financial district of San Francisco and other locations throughout California.

     The Company owns its 12-story headquarters building in downtown
San Francisco and a four-story administrative building and a five-story data processing center, both in El Monte, California. The Company is also a joint venture partner in a 54-story office building in downtown Los Angeles, of which approximately 200,000 square feet is occupied by administrative staff and 60,000 square feet is sublet. In addition, the Company leases approximately 2,500,000 square feet of office space for data processing support and various administrative departments in four major buildings in San Francisco, two other major locations in the San Francisco Bay area and four major locations in Southern California.

     At December 31, 1993, the Bank operated 624 domestic branch offices, of which 321 were in Northern California and 303 in Southern California. The Company owns the land and buildings occupied by 242 of the branch offices and leases 382 branch offices. The leases are generally for terms not exceeding 30 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                              Date from
      Name                      Office held                   which held     Age
- -------------------       ------------------------          --------------   ---
Carl E. Reichardt         Chairman and Chief                January 1983      62
                            Executive Officer
Paul Hazen                President and Chief               July 1984         52
                            Operating Officer
William F. Aldinger III   Vice Chairman                     July 1992         46
Michael J. Gillfillan     Vice Chairman                     January 1992      45
Charles M. Johnson        Vice Chairman                     January 1992      52
Clyde W. Ostler           Vice Chairman                     January 1990      47
William F. Zuendt         Vice Chairman                     October 1986      47
Rodney L. Jacobs          Vice Chairman and Chief           January 1990      53
                            Financial Officer
Stuart V.M. Campbell      Executive Vice President          April 1991        40
                            and General Auditor
Patricia R. Callahan      Executive Vice President          March 1993        40
                            and Personnel Director
Elizabeth A. Evans        Executive Vice President          September 1993    38
                            and Director of Corporate
                            Planning and Asset Strategy
Frank A. Moeslein         Executive Vice President          April 1991        50
                            and Controller
Michael M. Patriarca      Executive Vice President          March 1992        43
                            and Risk Control Officer
Guy Rounsaville, Jr.      Executive Vice President,         March 1985        50
                            Chief Counsel and
                            Secretary

     The principal occupation of each of the executive officers during the past five years has been in the position reported above or in other positions as an officer with the Company, with the following exceptions: Stuart V. M. Campbell has been with the Company since June 1990; prior to that, he was a partner with KPMG Peat Marwick. Michael M. Patriarca joined the Company in March 1992; prior to that, he was Western Regional Director of the Office of Thrift Supervision and, preceding that, served with the Office of the Comptroller of the Currency.

     There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 42 through 71 of the 1993 Annual Report to Shareholders are incorporated herein by reference.

     (2)     Financial Statement Schedules:

             All schedules are omitted, because the conditions requiring their filing do not exist.

     (3)     Exhibits:

      EXHIBIT
      NUMBER                    DESCRIPTION

        3(a)    Restated Certificate of Incorporation
         (b)    Certificate of the Voting Powers, Designation, Preferences and
                Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which
                Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the Adjustable Rate Cumulative
                Preferred Stock, Series A
         (c)    Certificate of the Voting Powers, Designation, Preferences and
                Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which
                Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the Adjustable Rate Cumulative
                Preferred Stock, Series B
         (d)    Certificate of the Voting Powers, Designation, Preferences and
                Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which
                Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the 9% Preferred Stock, Series C, incorporated by reference to Exhibit 3 of Form 8-K filed
                October 24, 1991
         (e)    Certificate of the Voting Powers, Designation, Preferences and
                Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which
                Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the 8 7/8% Preferred Stock, Series
                D, incorporated by reference to Exhibit 3 of Form 8-K filed
                March 5, 1992
         (f)    By-Laws

        4(a) The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

      EXHIBIT
       NUMBER                              DESCRIPTION

         (b) Deposit Agreement dated as of October 24, 1991 among Wells Fargo & Company, Marine Midland Bank, N.A. as Depositary and the holders from time to time of the Depositary Shares representing one-twentieth of a share of 9% Preferred Stock, Series C, incorporated by reference to Exhibit 4(a) of Form 8-K filed October 24, 1991
         (c) Specimen of certificate for the 9% Preferred Stock, Series C, incorporated by reference to Exhibit 4(b) of Form 8-K filed October 24, 1991
         (d) Specimen of Depositary Receipt for the Depositary Shares, each representing a one-twentieth interest in a share of the 9% Preferred Stock, Series C, incorporated by reference to Exhibit 4(c) of Form 8-K filed October 24, 1991
         (e) Deposit Agreement dated as of March 5, 1992 among Wells Fargo & Company, Marine Midland Bank, N.A. as Depositary and the holders from time to time of the Depositary Shares representing one-twentieth of a share of 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(a) of Form 8-K filed March 5, 1992
         (f) Specimen of certificate for the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(b) of Form 8-K filed March 5, 1992
         (g) Specimen of Depositary Receipt for the Depositary Shares, each representing a one-twentieth interest in a share of the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(c) of Form 8-K filed March 5, 1992

       10(a)    Benefits Restoration Program, incorporated by reference to
                Exhibit 10(a) of Form 10-K for the year ended December 31,
                1990*
         (b) Deferral Plan for Directors, as amended through November 19, 1991, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1991*
         (c) 1990 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991*
         (d) 1987 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1991*
         (e)    Director Retirement Plan*
         (f)    1990 Equity Incentive Plan, incorporated by reference to
                Exhibit 10(f) of Form 10-K for the year ended December 31,
                1990*
         (g)    1982 Equity Incentive Plan, as amended through November 15,
                1988.
         (h)    Executive Incentive Pay Plan, incorporated by reference to
                Exhibit 10(h) of Form 10-K for the year ended December 31,
                1990*
         (i) Executive Loan Plan, incorporated by reference to Exhibit 10(g) of Form 10-K for the year ended December 31,1990*
         (j) Passivity Agreement dated July 31, 1991 between the Company and Berkshire Hathaway Inc., including the form of proxy granted in connection therewith, incorporated by reference to Exhibit 19 of Form 10-Q for the quarter ended June 30, 1991



                *  Compensatory Plan or Arrangement.

     EXHIBIT
      NUMBER                             DESCRIPTION


          11 Computation of Earnings Per Common Share

          12 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.90, 1.33, 1.02, 1.43 and 1.36 for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were - 4.53, 2.56, 1.10, 2.42 and 2.05 for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively.

          13 1993 Annual Report to Shareholders -- only those sections of the Annual Report to Shareholders referenced in the index on page 1 are incorporated in the Form 10-K.

          22 Subsidiaries of the Registrant -- Wells Fargo & Company's only significant subsidiary, as defined, is Wells Fargo Bank, N.A., a national banking association organized under the laws of the United States.

          23 Consent of Independent Accountants


(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1993 and through the date hereof in 1994:

     (1) October 20, 1993 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and nine months ended September 30, 1993

     (2) October 21, 1993 under Item 5, containing the Press Release that announced the increase in the Company's common stock dividend

     (3) January 20, 1994 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1993 and the increase in the Company's common stock dividend




                            STATUS OF PRIOR DOCUMENTS

     The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1993, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1994.

                                    WELLS FARGO & COMPANY


                                    By:           FRANK A. MOESLEIN
                                       ----------------------------------------
                                                  Frank A. Moeslein
                                      (Executive Vice President and Controller)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1994:

CARL E. REICHARDT           Chairman and Chief                 PAUL HAZEN                    Director
- -----------------------         Executive Officer (Principal   -----------------------
(Carl E. Reichardt)             Executive Officer)             (Paul Hazen)

                                                               ROBERT K. JAEDICKE            Director
                                                               -----------------------
RODNEY L. JACOBS            Vice Chairman and Chief            (Robert K. Jaedicke)
- -----------------------         Financial Officer (Principal
(Rodney L. Jacobs)              Financial Officer)             PAUL A. MILLER                Director
                                                               ------------------------
                                                               (Paul A. Miller)
FRANK A. MOESLEIN           Executive Vice President
- -----------------------         and Controller (Principal      ELLEN M. NEWMAN               Director
(Frank A. Moeslein)             Accounting Officer)            ------------------------
                                                               (Ellen M. Newman)

H. JESSE ARNELLE            Director                           DONALD B. RICE                Director
- -----------------------                                        ------------------------
(H. Jesse Arnelle)                                             (Donald B. Rice)

WILLIAM R. BREUNER          Director                           CHANG-LIN TIEN                Director
- -----------------------                                        ------------------------
(William R. Breuner)                                           (Chang-Lin Tien)

WILLIAM S. DAVILA           Director                           JOHN A. YOUNG                 Director
- -----------------------                                        ------------------------
(William S. Davila)                                            (John A. Young)

RAYBURN S. DEZEMBER         Director
- -----------------------
(Rayburn S. Dezember)
