Form 10-Q
period 1994-03-31
WELLS FARGO & CO
filed 1994-05-13
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994      Commission file number 1-6214


                   ------------------------------------------

                              WELLS FARGO & COMPANY
             (Exact name of Registrant as specified in its charter)

                Delaware                              13-2553920
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

           420 Montgomery Street, San Francisco, California 94163
                  (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code:  415-477-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                         Yes   X               No
                             -----                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding
                                                          April 30, 1994
                                                        ------------------
     Common stock, $5 par value                             55,180,391

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

          Consolidated Statement of Income  . . . . . . . . . . . . . . . . .  2
          Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . .  3
          Consolidated Statement of Changes in Stockholders' Equity . . . . .  4
          Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary Financial Data  . . . . . . . . . . . . . . . . . . . . . .  6
          Overview  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
          Earnings Performance  . . . . . . . . . . . . . . . . . . . . . . .  8
            Net Interest Income . . . . . . . . . . . . . . . . . . . . . . .  8
            Noninterest Income  . . . . . . . . . . . . . . . . . . . . . . . 11
            Noninterest Expense . . . . . . . . . . . . . . . . . . . . . . . 14
          Balance Sheet Analysis  . . . . . . . . . . . . . . . . . . . . . . 16
            Investment Securities . . . . . . . . . . . . . . . . . . . . . . 16
            Loan Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . 19
              Commercial real estate  . . . . . . . . . . . . . . . . . . . . 19
              Real estate loans by state and type . . . . . . . . . . . . . . 21
            Nonaccrual and Restructured Loans and Other Assets  . . . . . . . 23
              Quarterly trend of changes in nonaccrual loans  . . . . . . . . 24
              Changes in nonaccrual loans by loan category  . . . . . . . . . 25
              Foreclosed assets by state and type . . . . . . . . . . . . . . 26
              Quarterly trend of changes in foreclosed assets . . . . . . . . 26
              Changes in foreclosed assets by property type . . . . . . . . . 27
              Nonaccrual loans by performance category  . . . . . . . . . . . 27
              Loans 90 days past due and still accruing . . . . . . . . . . . 28
            Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . 30
            Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . 32
            Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
            Capital Adequacy/Ratios . . . . . . . . . . . . . . . . . . . . . 33
            Asset/Liability Management  . . . . . . . . . . . . . . . . . . . 35

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 36
Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 37

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

- --------------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


- ------------------------------------------------------------------------------
                                                                       Quarter
                                                                ended March 31,
                                                              ----------------
(in millions)                                                  1994       1993
- ------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                         $ 705      $ 814
Investment securities                                           185        152
Federal funds sold and securities
  purchased under resale agreements                               4          4
Other                                                             1         --
                                                              -----      -----
      Total interest income                                     895        970
                                                              -----      -----
INTEREST EXPENSE
Deposits                                                        196        232
Federal funds purchased and securities sold under
  repurchase agreements                                           8          7
Commercial paper and other short-term borrowings                  1          2
Senior and subordinated debt                                     48         51
                                                              -----      -----
      Total interest expense                                    253        292
                                                              -----      -----
NET INTEREST INCOME                                             642        678
Provision for loan losses                                        60        210
                                                              -----      -----
Net interest income after provision for loan losses             582        468
                                                              -----      -----
NONINTEREST INCOME
Service charges on deposit accounts                             117        100
Fees and commissions                                             85         88
Trust and investment services income                             50         46
Investment securities gains                                       4         --
Other                                                            44         25
                                                              -----      -----
      Total noninterest income                                  300        259
                                                              -----      -----
NONINTEREST EXPENSE
Salaries                                                        189        183
Employee benefits                                                57         55
Net occupancy                                                    55         53
Equipment                                                        39         34
Federal deposit insurance                                        26         32
Other                                                           157        182
                                                              -----      -----
      Total noninterest expense                                 523        539
                                                              -----      -----
INCOME BEFORE INCOME TAX EXPENSE                                359        188
Income tax expense                                              157         80
                                                              -----      -----

NET INCOME                                                    $ 202      $ 108
                                                              =====      =====

NET INCOME APPLICABLE TO COMMON STOCK                         $ 190      $  95
                                                              =====      =====

PER COMMON SHARE
Net income                                                    $3.41      $1.72
                                                              =====      =====

Dividends declared                                            $1.00      $ .50
                                                              =====      =====

Average common shares outstanding                                56         55
                                                              =====      =====
- ------------------------------------------------------------------------------


                           WELLS FARGO & COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


- -------------------------------------------------------------------------------------------
                                                       MARCH 31,    December 31,   March 31,
(in millions)                                              1994            1993        1993
- -------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                 $ 2,702         $ 2,644     $ 2,488
Investment securities:
  At cost (estimated fair
    value $10,606, $9,978 and $10,906)                   10,710           9,887      10,685
  At fair value                                           3,056           3,171          --
                                                        -------         -------     -------
    Total investment securities                          13,766          13,058      10,685
Federal funds sold and securities
  purchased under resale agreements                         126           1,668         499

Loans                                                    33,452          33,099      35,152
Allowance for loan losses                                 2,121           2,122       2,122
                                                        -------         -------     -------
    Net loans                                            31,331          30,977      33,030
                                                        -------         -------     -------
Due from customers on acceptances                            66              70          74
Accrued interest receivable                                 314             297         337
Premises and equipment, net                                 888             898         924
Goodwill                                                    468             477         513
Other assets                                              2,515           2,424       2,605
                                                        -------         -------     -------

    Total assets                                        $52,176         $52,513     $51,155
                                                        =======         =======     =======
LIABILITIES
Noninterest-bearing deposits                            $ 9,611         $ 9,719     $ 8,568
Interest-bearing deposits                                31,993          31,925      32,406
                                                        -------         -------     -------
    Total deposits                                       41,604          41,644      40,974
Federal funds purchased and securities
  sold under repurchase agreements                        1,532           1,079         952
Commercial paper and other short-term borrowings            156             188         171
Acceptances outstanding                                      66              70          74
Accrued interest payable                                     98              63         120
Other liabilities                                         1,011             933         862
Senior debt                                               2,074           2,256       2,224
Subordinated debt                                         1,446           1,965       1,882
                                                        -------         -------     -------

    Total liabilities                                    47,987          48,198      47,259
                                                        -------         -------     -------

STOCKHOLDERS' EQUITY
Preferred stock                                             489             639         639
Common stock - $5 par value,
  authorized 150,000,000 shares;
  issued and outstanding 55,337,248 shares,
  55,812,592 shares and 55,475,281 shares                   277             279         277
Additional paid-in capital                                  485             551         525
Retained earnings                                         2,963           2,829       2,459
Cumulative foreign currency translation adjustments          (4)             (4)         (4)
Investment securities valuation allowance                   (21)             21          --
                                                        --------        -------     -------

    Total stockholders' equity                            4,189           4,315       3,896
                                                        -------         -------     -------

    Total liabilities and stockholders' equity          $52,176         $52,513     $51,155
                                                        =======         =======     =======
- -------------------------------------------------------------------------------------------


                      WELLS FARGO & COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


- -------------------------------------------------------------------------------
                                                         Quarter ended March 31,
                                                       ------------------------
(in millions)                                               1994           1993
- -------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                             $  639         $  639
Preferred stock redeemed                                    (150)            --
                                                          ------         ------
Balance, end of quarter                                      489            639
                                                          ------         ------

COMMON STOCK
Balance, beginning of quarter                                279            276
Common stock issued under employee benefit and
     dividend reinvestment plans                               1              1
Common stock repurchased                                      (3)            --
                                                          ------         ------
Balance, end of quarter                                      277            277
                                                          ------         ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                551            506
Common stock issued under employee benefit and
     dividend reinvestment plans                               7             19
Common stock repurchased                                     (73)            --
                                                          ------         ------
Balance, end of quarter                                      485            525
                                                          ------         ------

RETAINED EARNINGS
Balance, beginning of quarter                              2,829          2,392
Net income                                                   202            108
Preferred stock dividends                                    (12)           (13)
Common stock dividends                                       (56)           (28)
                                                          ------         ------
Balance, end of quarter                                    2,963          2,459
                                                          ------         ------

CUMULATIVE FOREIGN CURRENCY
     TRANSLATION ADJUSTMENTS
Balance, beginning and end of quarter                         (4)            (4)
                                                          ------         ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of quarter                                 21             --
Change in unrealized net gains, after applicable taxes       (42)            --
                                                          ------         ------
Balance, end of quarter                                      (21)            --
                                                          ------         ------

     Total stockholders' equity                           $4,189         $3,896
                                                          ======         ======
- -------------------------------------------------------------------------------


                       WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS


- -------------------------------------------------------------------------------
                                                                        Quarter
                                                                 ended March 31,
                                                             ------------------
(in millions)                                                   1994       1993
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   202    $   108
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                  60        210
       Depreciation and amortization                              61         74
       Deferred income tax benefit                               (17)        (1)
       Net increase (decrease) in net deferred loan fees           3        (10)
       Net increase in accrued interest receivable               (17)       (36)
       Net increase in accrued interest payable                   35         32
       Other, net                                                 41        154
                                                             -------    -------

Net cash provided by operating activities                        368        531
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
       Proceeds from prepayments and maturities                1,277        181
       Purchases                                              (2,100)    (1,528)
    At fair value:
       Proceeds from sales                                        15         --
       Proceeds from prepayments and maturities                  279         --
       Purchases                                                (245)        --
  Net (increase) decrease in loans resulting from
    originations and collections                                (459)     1,253
  Proceeds from sales (including participations) of loans         28        229
  Purchases (including participations) of loans                  (64)       (16)
  Proceeds from sales of foreclosed assets                        48         49
  Net decrease in federal funds sold and securities
    purchased under resale agreements                          1,542        684
  Other, net                                                      --        (41)
                                                             -------    -------

Net cash provided by investing activities                        321        811
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                       (40)    (1,270)
  Net increase (decrease) in short-term borrowings               421       (390)
  Proceeds from issuance of senior debt                           --        265
  Repayment of senior debt                                      (166)      (199)
  Repayment of subordinated debt                                (526)        --
  Proceeds from issuance of common stock                           8         20
  Repurchase of common stock                                     (76)        --
  Redemption of preferred stock                                 (150)        --
  Payment of cash dividends                                      (68)       (41)
  Other, net                                                     (34)        71
                                                             -------    -------

Net cash used by financing activities                           (631)    (1,544)
                                                             -------    -------

  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)        58       (202)

Cash and cash equivalents at beginning of quarter              2,644      2,690
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                  $ 2,702    $ 2,488
                                                             =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                 $   218    $   260
                                                             =======    =======

    Income taxes                                             $   114    $    29
                                                             =======    =======

  Noncash investing activities:
    Transfers from loans to foreclosed assets                $    62    $    90
                                                             =======    =======
- -------------------------------------------------------------------------------


                                FINANCIAL REVIEW


SUMMARY FINANCIAL DATA
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      % Change
                                                                                       Quarter ended       March 31, 1994 from
                                                              --------------------------------------     ---------------------
                                                              MARCH 31,       Dec. 31,      March 31,    Dec. 31,     March 31,
(in millions)                                                     1994           1993           1993        1993          1993
- ------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                                    $    202       $    190       $    108           6 %          87 %
Per common share
  Net income                                                  $   3.41       $   3.18       $   1.72           7            98
  Dividends declared                                              1.00            .75            .50          33           100

Average common shares outstanding                                   56             56             55          --             2

Profitability ratios (annualized)
  Net income to average total assets (ROA)                        1.60%          1.46%           .86%         10            86
  Net income applicable to common stock to
    average common stockholders' equity (ROE)                    21.09          19.85          12.10           6            74

Average loans                                                 $ 32,848       $ 33,149       $ 35,836          (1)           (8)
Average assets                                                  51,220         51,597         50,961          (1)            1
Average core deposits                                           40,385         40,691         40,386          (1)           --

Net interest margin                                               5.56%          5.69%          5.90%         (2)           (6)

AT QUARTER END
Investment securities                                         $ 13,766       $ 13,058       $ 10,685           5            29
Loans                                                           33,452         33,099         35,152           1            (5)
Allowance for loan losses                                        2,121          2,122          2,122          --            --
Assets                                                          52,176         52,513         51,155          (1)            2
Core deposits                                                   41,145         41,291         40,628          --             1
Common stockholders' equity                                      3,700          3,676          3,257           1            14
Stockholders' equity                                             4,189          4,315          3,896          (3)            8
Tier 1 capital (1)                                               3,722          3,776          3,354          (1)           11
Total capital (Tiers 1 and 2)(1)                                 5,397          5,446          5,220          (1)            3

Capital ratios
  Common stockholders' equity to assets                           7.09%          7.00%          6.37%          1            11
  Stockholders' equity to assets                                  8.03           8.22           7.62          (2)            5
  Risk-based capital(1)
    Tier 1 capital                                               10.23          10.48           8.78          (2)           17
    Total capital                                                14.83          15.12          13.67          (2)            8
  Leverage(1)                                                     7.34           7.39           6.65          (1)           10

Book value per common share                                   $  66.87       $  65.87       $  58.72           2            14

COMMON STOCK PRICE
High                                                          $147-1/2       $133           $109-1/2          11            35
Low                                                            127-5/8        105-7/8         75-1/2          21            69
Quarter end                                                    139-3/8        129-3/8        108-5/8           8            28

- ------------------------------------------------------------------------------------------------------------------------------


(1) See the Capital Adequacy/Ratios section for additional information.


OVERVIEW
- --------

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income in the first quarter of 1994 was $202 million, or $3.41 per share, compared with $108 million, or $1.72 per share, in the first quarter of 1993.

The increase in earnings in the first quarter of 1994 compared with 1993 was substantially due to a $150 million, or 71%, decrease in the loan loss provision to $60 million.

Return on average assets (ROA) was 1.60% and return on average common equity
(ROE) was 21.09% in the first quarter of 1994, compared with .86% and 12.10%, respectively, in the first quarter of 1993.

Net interest income on a taxable-equivalent basis decreased to $642 million in the first quarter of 1994 from $679 million a year ago. This decline resulted from both a lower average loan balance and a lower net interest margin.

The Company's net interest margin was 5.56% for the first quarter of 1994, down from 5.90% in the same quarter of 1993. The decrease was largely due to lower yields on earning assets.

Noninterest income increased $41 million, or 16%, to $300 million in the first quarter of 1994, compared with $259 million in the first quarter of 1993. A significant portion of the increase was due to growth in service charges on deposit accounts.

Noninterest expense decreased from $539 million in the first quarter of 1993 to $523 million in the first quarter of 1994, a decrease of 3%. The decrease primarily resulted from a decline in foreclosed assets expense.

The Company's provision for loan losses was $60 million in the first quarter of 1994, compared with $80 million in the fourth quarter of 1993 and $210 million in the first quarter of 1993. During the first quarter of 1994, net charge-offs totaled $61 million, or .74% of average total loans. This compared with $81 million, or .97%, during the fourth quarter of 1993 and $155 million, or 1.75%, during the first quarter of 1993. The allowance for loan losses was 6.34% of total loans at March 31, 1994, compared with 6.41% at December 31, 1993 and 6.04% at March 31, 1993.

Total nonaccrual and restructured loans were $900 million, or 2.7% of total loans, at March 31, 1994, compared with $1,200 million, or 3.6%, at December 31, 1993 and $1,974 million, or 5.6%, at March 31, 1993. Loans new to nonaccrual in the first quarter of 1994 were $52 million, as compared with $113 million in the fourth quarter of 1993 and $249 million in the first quarter of 1993. At
March 31, 1994, an estimated $489 million, or 55%, of nonaccrual loans were less than 90 days past due, compared with an estimated $704 million, or 59%, at December 31, 1993. Foreclosed assets amounted to $354 million at March 31, 1994, $348 million at December 31, 1993 and $510 million at March 31, 1993.

Common equity to total assets was 7.09% at March 31, 1994, compared with 7.00% and 6.37% at December 31, 1993 and March 31, 1993, respectively. The Company's total risk-based capital ratio at March 31, 1994 was 14.83% and its Tier 1 risk-based capital ratio was 10.23%, exceeding the minimum guidelines of 8.00% and 4.00%, respectively. At December 31, 1993, these risk-based capital ratios were 15.12% and 10.48%, respectively. The decrease in total and Tier 1 risk-based capital ratios between December 31, 1993 and March 31, 1994 resulted primarily from the redemption of $150 million in Series A preferred stock (at its liquidation preference carrying amount) and secondarily from the repurchase of 555,853 shares of common stock during the quarter. The Company expects to continue to repurchase common stock in relation to shares issued or expected to be issued under employee benefit and dividend reinvestment plans and for other corporate purposes. Total and Tier 1 risk-based capital ratios at March 31, 1993 were 13.67% and 8.78%, respectively. The leverage ratios were 7.34%, 7.39% and 6.65% at March 31, 1994, December 31, 1993 and March 31, 1993, respectively.

During the first quarter of 1994, the California economy showed some signs of improvement, an indication that the recession is in the process of bottoming out. The improvement is centered on a small increase in jobs, the first quarterly gain since mid-1990. Employment improved in the service, construction and retail industries. In addition, home sales in much of the state remained brisk and consumer spending edged higher from a year ago.

EARNINGS PERFORMANCE
- --------------------

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $642 million in the first quarter of 1994, compared with $679 million in the first quarter of 1993. Individual components of net interest income and net interest margin are presented in the rate/yield table on page 10.

The Company's net interest margin was 5.56% for the first quarter of 1994, compared with 5.90% for the first quarter of 1993. The decrease was largely due to lower yields on earning assets, in part reflecting lower hedging income.

Hedging income from derivative contracts decreased approximately $22 million from the first quarter of 1993 due to the maturity of contracts, resulting in a 19 basis point decline in the net interest margin. The interest rate derivative contracts that are maturing, primarily purchased interest rate floor contracts and interest rate swaps in which the Company receives a fixed rate, were entered into during a higher interest rate environment and have benefited from the subsequent decline in rates. These maturing contracts may be replaced by new derivative contracts based on the Company's ongoing assessment of its overall interest rate sensitivity position. However, any new replacement contracts are not expected to result in the same hedging income as the maturing contracts due to the comparatively lower rate environment.

Loans averaged $32.8 billion in the first quarter of 1994, an 8% decrease from $35.8 billion in the first quarter of 1993. The two largest decreases occurred in commercial and other real estate mortgage loans. Most of these decreases indicated in the rate/yield table were due to loan repayments. Loans totaled $33.5 billion at March 31, 1994, up 1% from December 31, 1993. This is the first quarterly increase in loan balances since 1990. The Company expects growth to continue during 1994 in total outstanding loans. Substantially all of this growth will be from 1-4 family first mortgage loans, consumer loans and small business and middle market loans.

Investment securities averaged $12.9 billion during the first quarter of 1994, a 32% increase from $9.8 billion in the first quarter of 1993. This increase was primarily a result of cash provided by loan repayments; such cash was predominantly invested in private collaterized mortgage obligations and U.S. Treasury securities.

Average core deposits were $40.4 billion and funded 79% of the Company's average total assets in the first quarters of 1994 and 1993.

The net interest margin in the second quarter of 1994 is expected to remain about the same as the first quarter, assuming that there is no significant increase in deposit rates. However, net interest income is likely to increase modestly due to expected growth in average earning assets.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)


- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended March 31,
                                                           -------------------------------------------------------------
                                                                                      1994                          1993
                                                           -------------------------------   ---------------------------
                                                                                  Interest                      Interest
                                                           Average      Yields/     Income/  Average    Yields/   income/
(in millions)                                              Balance       Rates     Expense   balance     rates   expense
- ------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities:
 At cost:
   U.S. Treasury securities                                 $ 2,575        4.88%      $ 31    $ 2,155      5.24%    $ 28
   Securities of U.S. government agencies
     and corporations                                         6,163        6.13         95      7,448      6.55      122
   Obligations of states and political subdivisions              18          --         --         24        --       --
   Private collateralized mortgage obligations                  950        5.24         12         --        --       --
   Other securities                                             117        5.46          2        147      5.38        2
                                                            -------                   ----    -------               ----
     Total investment securities at cost                      9,823        5.71        140      9,774      6.25      152
 At fair value (2):
   Securities of U.S. government agencies
     and corporations                                         1,681        6.02         25         --        --       --
   Private collateralized mortgage obligations                1,289        5.45         18         --        --       --
   Other securities                                              83       14.09          2         --        --       --
                                                            -------                   ----    -------               ----
     Total investment securities at fair value                3,053        5.90         45         --        --       --
                                                            -------                   ----    -------               ----
       Total investment securities                           12,876        5.76        185      9,774      6.25      152
Federal funds sold and securities purchased
 under resale agreements                                        576        3.16          4        537      3.29        4
Loans:
 Commercial                                                   6,629        8.91        146      7,693      9.69      184
 Real estate 1-4 family first mortgage                        7,766        6.94        135      6,681      8.52      142
 Other real estate mortgage                                   8,157        8.37        168     10,042      7.87      196
 Real estate construction                                     1,059        8.32         22      1,492      9.00       33
 Consumer:
   Real estate 1-4 family junior lien mortgage                3,494        7.27         63      4,103      7.52       77
   Credit card                                                2,540       15.34         97      2,702     15.79      107
   Other revolving credit and monthly payment                 1,939        9.28         45      1,944      9.60       46
                                                            -------                   ----    -------               ----
       Total consumer                                         7,973       10.33        205      8,749     10.53      230
 Lease financing                                              1,230        9.36         29      1,178     10.10       30
 Foreign                                                         34          --         --          1        --       --
                                                            -------                   ----    -------               ----
       Total loans                                           32,848        8.65        705     35,836      9.15      815
Other                                                            52        6.00          1         --        --       --
                                                            -------                   ----    -------               ----
           Total earning assets                             $46,352        7.77        895    $46,147      8.47      971
                                                            =======                   ----    =======               ----

FUNDING SOURCES
Interest-bearing liabilities:
 Deposits:
   Interest-bearing checking                                $ 4,712         .98         11    $ 4,624      1.44       16
   Savings deposits                                           2,565        1.99         13      2,913      2.41       17
   Market rate savings                                       17,157        2.22         94     16,035      2.42       97
   Savings certificates                                       7,042        4.14         72      8,716      4.43       95
   Certificates of deposit                                      208        7.76          4        238      8.20        5
   Other time deposits                                          104        6.56          2        122      6.67        2
   Deposits in foreign offices                                   56          --         --          7        --       --
                                                            -------                   ----    -------               ----
       Total interest-bearing deposits                       31,844        2.50        196     32,655      2.88      232
 Federal funds purchased and securities sold
   under repurchase agreements                                1,077        3.05          8      1,083      2.80        7
 Commercial paper and other short-term borrowings               150        3.00          1        222      2.95        2
 Senior debt                                                  2,202        4.52         25      2,193      5.03       27
 Subordinated debt                                            1,678        5.59         23      1,878      5.16       24
                                                            -------                   ----    -------               ----
       Total interest-bearing liabilities                    36,951        2.78        253     38,031      3.11      292
Portion of noninterest-bearing funding sources                9,401          --         --      8,116        --       --
                                                            -------                   ----    -------               ----
         Total funding sources                              $46,352        2.21        253    $46,147      2.57      292
                                                            =======       -----       ----    =======               ----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
 A TAXABLE-EQUIVALENT BASIS (3)                                            5.56%      $642                 5.90%    $679
                                                                          =====       ====                =====     ====

NONINTEREST-EARNING ASSETS
Cash and due from banks                                     $ 2,557                           $ 2,416
Other                                                         2,311                             2,398
                                                            -------                           -------
         Total noninterest-earning assets                   $ 4,868                           $ 4,814
                                                            =======                           =======

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                    $ 8,909                           $ 8,098
Other liabilities                                             1,086                             1,008
Preferred stockholders' equity                                  620                               639
Common stockholders' equity                                   3,654                             3,185
Noninterest-bearing funding sources used to
 fund earning assets                                         (9,401)                           (8,116)
                                                            -------                           -------
         Net noninterest-bearing funding sources            $ 4,868                           $ 4,814
                                                            =======                           =======

TOTAL ASSETS                                                $51,220                           $50,961
                                                            =======                           =======

- ------------------------------------------------------------------------------------------------------------------------


(1)  The average prime rate of Wells Fargo Bank was 6.02% and 6.00% for the quarters ended March 31, 1994 and 1993, respectively.  The average three-month London Interbank Offered Rate (LIBOR) was 3.57% and 3.26% for the same quarters, respectively.
(2)  Yields are based on amortized cost balances.
(3)  Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes.  The federal statutory tax rate was 35% and 34% for the quarters ended
     March 31, 1994 and 1993, respectively.


NONINTEREST INCOME

The table below shows the major components of noninterest income.



- ------------------------------------------------------------------------------------------
                                                                      Quarter
                                                               ended March 31,
                                                             ----------------          %
(in millions)                                                1994        1993     Change
- ----------------------------------------------------------------------------------------
Service charges on deposit accounts                          $117        $100         17 %
Fees and commissions:
  Credit card membership and other credit card fees            16          17         (6)
  Debit and credit card merchant fees                          12          19        (37)
  Charges and fees on loans                                    10          11         (9)
  Mutual fund and annuity sales fees                            9          11        (18)
  Shared ATM network fees                                       9           9         --
  All other                                                    29          21         38
                                                             ----        ----
    Total fees and commissions                                 85          88         (3)
Trust and investment services income:
  Asset management and custody fees                            31          31         --
  Mutual fund management fees                                  11           8         38
  All other                                                     8           7         14
                                                             ----        ----
    Total trust and investment services income                 50          46          9
Investment securities gains                                     4          --         --
Income from equity investments accounted
  for by the:
    Equity method                                               9           8         13
    Cost method                                                 8          14        (43)
Check printing charges                                         10           9         11
Gains from dispositions of operations                          10          --         --
Real estate investment gains (losses)                           2          (7)        --
Gains on sales of loans                                         1           3        (67)
All other                                                       4          (2)        --
                                                             ----        ----

    Total                                                    $300        $259         16 %
                                                             ====        ====        ===
- ------------------------------------------------------------------------------------------


The growth in service charges on deposit accounts in the first quarter of 1994 compared with the first quarter of 1993 was primarily due to increased fees for overdrafts and higher business checking charges.

The decrease in the total fees and commissions in the first quarter of 1994 compared with the first quarter of 1993 was substantially due to a decline in debit and credit card merchant fees and mutual fund and annuity sales fees.

The decrease in debit and credit card merchant fees was due to an alliance that the Company entered into in November 1993. The agreement with Card Establishment Services (CES) formed an alliance for merchant credit and debit card processing services. Under this agreement, the Company is responsible for marketing and sales, initial merchant credit analysis and customer service; CES provides technology and processing operations. The Company retains an interest in the net revenues from processing the transactions that are now reported as income from equity investments accounted for by the equity method, rather than reported as income from debit and credit card merchant fees. As a result, income from the alliance contributed approximately $2 million to income from equity investments.

The decrease in mutual fund and annuity sales fees in the first quarter of 1994 compared with the same period of 1993 reflected a shift to other investment products. The change in the mix of products sold compared to the first quarter of 1993 reflected a combination of influences, including the introduction of new non-commission retail products and a shift in investor preferences away from bond-oriented mutual funds due to rising interest rates. Sales of mutual funds and annuities contributed to fees and commissions income through sales fee revenues and to trust and investment services income through mutual fund management fees.

The decrease in debit and credit merchant fees and mutual fund annuity sales fees was substantially offset by an increase in "all other" fees and commissions, which was primarily due to lower amortization expense for purchased mortgage servicing rights. This amortization expense totaled $1 million in the first quarter of 1994, compared with $8 million in the same period of 1993. At March 31, 1994, the balance of purchased mortgage servicing rights was $39 million, compared with $21 million at March 31, 1993. The increase in the balance was due to a $25 million purchase of additional servicing rights on March 31, 1994.

The increase in trust and investment services income in the first quarter of 1994 compared with the first quarter of 1993 was largely due to greater mutual fund investment management fees, reflecting growth in the funds' net assets.
The Overland Express family of 13 funds, which had $3.8 billion of assets under management at March 31, 1994, compared with $3.9 billion at March 31, 1993, is sold through brokers around the country. The Stagecoach family of 24 funds had $4.4 billion of assets under management at March 31, 1994, compared with $2.9 billion at March 31, 1993. The family is divided into three segments:
Stagecoach Funds, Inc., Stagecoach Inc. and Stagecoach Trust. The Stagecoach Funds, introduced in 1992, are primarily distributed to retail customers through the branch network. These 12 funds had $3.8 billion under management at March 31, 1994, compared with $2.9 billion at March 31, 1993. Stagecoach Inc., introduced in mid-1993 and formerly known as WellsFunds until February 28, 1994, is a group of funds that are offered to selected groups of investors, such as participants in certain employee benefit plans, certain IRA investors and certain corporations, partnerships and other business entities. These 7 institutional funds had $539 million under management at March 31, 1994. Stagecoach Trust, introduced in March 1994, currently consists of a fund series called LifePath Funds. These 5 funds, each consisting of retail and institutional classes, had $29 million of assets under management at March 31, 1994. In addition to managing Overland Express Funds and all the funds in the Stagecoach family, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $46 billion at March 31, 1994, compared with $42 billion at March 31, 1993. Mutual fund management fees are expected to continue to increase in 1994 from 1993 levels.

The investment securities gains reflected the sale of corporate debt securities from the available-for-sale portfolio.

Income from cost method equity investments was largely due to net gains on the sales of and distributions from investments in highly leveraged transactions of $6 million in the first quarter of 1994. In the first quarter of 1993, income from cost method equity investments was substantially due to an $8 million gain on a sale of an investment and net gains on the sales of and distributions from investments in highly leveraged transactions of $4 million.

Gains from disposition of operations included an $8 million payment that was contingent on performance in relation to the alliance formed with CES. Additional payments from the CES agreement are also contingent upon future performance.

Noninterest income is expected to continue to increase in 1994, reflecting growth from fee-based products, such as mutual funds and deposit-related services.

NONINTEREST EXPENSE

The table below shows the major components of noninterest expense.


- ----------------------------------------------------------------------------------------
                                                                      Quarter
                                                               ended March 31,
                                                             ----------------          %
(in millions)                                                1994        1993     Change
- ----------------------------------------------------------------------------------------

Salaries                                                     $189        $183          3 %
Employee benefits                                              57          55          4
Net occupancy                                                  55          53          4
Equipment                                                      39          34         15
Federal deposit insurance                                      26          32        (19)
Contract services                                              19          12         58
Certain identifiable intangibles                               16          23        (30)
Advertising and promotion                                      15          15         --
Operating losses                                               14          16        (13)
Telecommunications                                             11          11         --
Postage                                                        11          11         --
Outside professional services                                   9          10        (10)
Goodwill                                                        9          10        (10)
Check printing                                                  8           9        (11)
Stationery and supplies                                         7           7         --
Travel and entertainment                                        7           6         17
Foreclosed assets                                               6          26        (77)
Escrow and collection agency fees                               5           7        (29)
Security                                                        5           5         --
Outside data processing                                         3           4        (25)
All other                                                      12          10         20
                                                             ----        ----
    Total                                                    $523        $539         (3)%
                                                             ====        ====        ===
- ----------------------------------------------------------------------------------------


Salaries expense increased 3% in the first quarter of 1994 compared with the same period of 1993 predominantly due to increases in incentive pay, partially offset by a decline in average full-time equivalent (FTE) staff. The Company's FTE staff, including hourly employees, averaged approximately 19,400 in the first quarter of 1994, compared with approximately 21,200 in the first quarter of 1993.

Federal deposit insurance decreased compared with the first quarter of 1993 due to a decline in the federal deposit insurance rate.

The increase in contract services expense in the first quarter of 1994 was predominantly due to the development of new products and services and system upgrades throughout the Company.

The table below shows the major components of foreclosed assets expense.


- ---------------------------------------------------------------------------
                                                                    Quarter
                                                             ended March 31,
                                                            ---------------
(in millions)                                               1994       1993
- ---------------------------------------------------------------------------
Operating expenses                                           $13        $13
Operating revenues                                            (7)        (9)
Net losses from write-downs/sales                             --         22
                                                             ---        ---
     Total                                                   $ 6        $26
                                                             ---        ---
                                                             ---        ---
- ---------------------------------------------------------------------------


The 77% decrease in foreclosed assets expense compared with the first quarter of 1993 was largely due to a decrease in write-downs of office and industrial buildings and agricultural properties and increased gains on sales. The Company intends to continue to emphasize disposing of its foreclosed assets.

The Company expects total noninterest expense in 1994 to be lower than 1993 primarily due to expected decreases in foreclosed assets expense, personnel-related expense and FDIC expense.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The table below provides the major components of investment securities and a comparison of cost and estimated fair value.



- -------------------------------------------------------------------------------------------------------------------------------
                                                                           MARCH 31,          December 31,             March 31,
                                                                               1994                  1993                  1993
                                                                  -----------------      ----------------      ----------------
                                                                          ESTIMATED             Estimated             Estimated
                                                                               FAIR                  fair                  fair
(in millions)                                                       COST      VALUE       Cost      value       Cost      value
- -------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
     U.S. Treasury securities                                    $ 2,787    $ 2,769    $ 2,365    $ 2,383    $ 2,253    $ 2,287
     Securities of U.S. government
      agencies and corporations (1)                                6,539      6,492      6,570      6,644      8,133      8,320
     Obligations of states and political subdivisions                 18         18         18         18         24         24
     Securities issued by foreign governments                         89         89         90         91         92         92
     Private collateralized mortgage obligations                   1,250      1,212        815        813         --         --
     Corporate debt securities                                        27         26         29         29        131        131
                                                                 -------    -------    -------    -------    -------    -------
        Total debt securities                                     10,710     10,606      9,887      9,978     10,633     10,854
     Corporate and Federal Reserve Bank stock                         --         --         --         --         52         52
                                                                 -------    -------    -------    -------    -------    -------

        Total                                                    $10,710    $10,606    $ 9,887    $ 9,978    $10,685    $10,906
                                                                 =======    =======    =======    =======    =======    =======

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
     Securities of U.S. government
      agencies and corporations (1)                              $ 1,751    $ 1,718    $ 1,747    $ 1,749
     Private collateralized mortgage obligations                   1,300      1,261      1,340      1,334
     Corporate debt securities                                        24         39         31         48
                                                                 -------    -------    -------    -------
        Total debt securities                                      3,075      3,018      3,118      3,131
     Marketable equity securities                                     17         38         17         40
                                                                 -------    -------    -------    -------

        Total                                                    $ 3,092    $ 3,056    $ 3,135    $ 3,171
                                                                 =======    =======    =======    =======
- -------------------------------------------------------------------------------------------------------------------------------


(1)  All securities of U.S. government agencies and corporations are mortgage-backed securities.



Investment securities were $13.8 billion at March 31, 1994, a 29% increase from $10.7 billion at March 31, 1993. The investment securities portfolio at March 31, 1994 was comprised of $10.7 billion of held-to-maturity at cost securities and $3.1 billion of available-for-sale at fair value securities. There were no trading securities at March 31, 1994. The Company's classification of available-for-sale securities was influenced by accounting and regulatory requirements related to certain mortgage-backed securities. The increase was due to the cash provided by loan repayments used to purchase securities. The relatively high levels of investment securities are likely to continue until loan demand recovers.

At March 31, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $104 million (which reflected estimated unrealized gross gains of $36 million), or 1% of the cost of the portfolio. At December 31, 1993, the held-to-maturity portfolio had an estimated unrealized net gain of $91 million (which reflected estimated gross unrealized losses of $23 million), or .9% of the cost of the portfolio.

At March 31, 1994, the available-for-sale securities portfolio had an unrealized net loss of $21 million, net of tax, reported as a separate component of stockholders' equity, compared with an unrealized net gain of $21 million at December 31, 1993. The unrealized net loss at March 31, 1994 was comprised of unrealized gross pretax gains of $23 million and unrealized gross pretax losses of $80 million on debt securities and unrealized gross pretax gains of $23 million and unrealized gross pretax losses of $2 million on marketable equity securities. The change from an unrealized net gain at December 31, 1993 to an unrealized net loss at March 31, 1994 reflected an increasing interest rate environment.

Realized gross gains and losses from the available-for-sale securities portfolio were $5 million and $1 million, respectively, in the first quarter of 1994. The realized gross gain resulted from the sale of corporate debt securities and the realized gross loss resulted from a write-down due to other-than-temporary impairment in the fair value of certain securities.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.



- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     March 31, 1994
                                    -----------------------------------------------------------------------------------------------
                                                                                              Expected remaining principal maturity
                                    -----------------------------------------------------------------------------------------------
                                                     Weighted
                                                      average
                                                     expected
                                                    remaining                      After one year  After five years
                                           Weighted  maturity One year or less through five years through ten years After ten years
                                     Total  average  (in yrs. ---------------- ------------------ ----------------- ---------------
(in millions)                       amount    yield   - mos.)   Amount   Yield    Amount    Yield Amount      Yield  Amount   Yield
- -----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities           $ 2,787     4.85%    1-4     $1,335    5.14%   $1,452     4.59% $   --        --%   $ --      --%
Securities of U.S. government
   agencies and corporations         6,539     6.04     3-3      1,729    5.72     3,657     5.83     895      7.10     258    7.31
Obligations of states and political
   subdivisions                         18     6.49     4-3          3    6.42        11     6.53       2      6.44       2    6.39
Securities issued by
   foreign governments                  89     5.17     1-8         26    4.52        63     5.43      --        --      --      --
Private collateralized mortgage
   obligations                       1,250     6.17     2-8        313    6.40       854     6.00      83      7.04      --      --
Corporate debt securities               27     6.18     2-4          5    6.27        22     6.16      --        --      --      --
                                   -------                      ------            ------           ------              ----

   Total cost                      $10,710     5.74%    2-8     $3,411    5.55%   $6,059     5.56% $  980      7.09%   $260    7.30%
                                   =======    =====             ======    ====    ======     ====  ======     =====    ====    ====

ESTIMATED FAIR VALUE               $10,606                      $3,404            $5,976           $  969              $257
                                   =======                      ======            ======           ======              ====

AVAILABLE-FOR-SALE SECURITIES (1):
Securities of U.S. government
   agencies and corporations       $ 1,751     5.57%    2-8     $  494    6.51%   $1,157     5.19% $  100      5.26%   $ --      --%
Private collateralized mortgage
   obligations                       1,300     6.35     3-2        343    6.32       680     6.45     277      6.15      --      --
Corporate debt securities               24    11.00     6-8         --      --        --       --      24     11.00      --      --
                                   -------                      ------            ------           ------              ----

   Total cost                      $ 3,075     5.94%   2-11     $  837    6.43%   $1,837     5.66% $  401      6.21%   $ --      --%
                                   =======    =====             ======    ====    ======     ====  ======     =====    ====    ====

ESTIMATED FAIR VALUE               $ 3,018                      $  830            $1,787           $  401              $ --
                                   =======                      ======            ======           ======              ====

TOTAL COST OF DEBT SECURITIES      $13,785     5.78%    2-9     $4,248    5.72%   $7,896     5.58% $1,381      6.84%   $260    7.30%
                                   =======     ====     ===     ======    ====    ======     ====  ======     =====    ====    ====
- -----------------------------------------------------------------------------------------------------------------------------------


(1)  The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.



The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 9 months at March 31, 1994 and 2 years and 7 months at December 31, 1993. The lengthening of the expected remaining maturity reflected an increasing interest rate environment, in which prepayments are likely to slow down. The Company has purchased short-term debt securities to maintain asset liquidity and to fund potential loan growth.

LOAN PORTFOLIO

The table below presents comparative period-end loans.


- -----------------------------------------------------------------------------------------------------------
                                                                                                   % Change
                                                                                        March 31, 1994 from
                                                                                        -------------------
                                                     MARCH 31,   Dec. 31,   March 31,   Dec. 31,   March 31,
(in millions)                                            1994       1993        1993       1993        1993
- -----------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                     $ 6,934    $ 6,912     $ 7,505         -- %        (8)%
Real estate 1-4 family first mortgage                   8,180      7,458       6,567         10          25
Other real estate mortgage (3)                          8,160      8,286       9,925         (2)        (18)
Real estate construction                                  923      1,110       1,367        (17)        (32)
Consumer:
  Real estate 1-4 family junior lien mortgage           3,412      3,583       4,053         (5)        (16)
  Credit card                                           2,556      2,600       2,640         (2)         (3)
  Other revolving credit and monthly payment            1,988      1,920       1,914          4           4
                                                      -------    -------     -------
    Total consumer                                      7,956      8,103       8,607         (2)         (8)
Lease financing                                         1,253      1,212       1,180          3           6
Foreign                                                    46         18           1        156          --
                                                      -------    -------     -------
  Total loans (net of unearned income,
    including net deferred loan fees,
    of $333, $336 and $344)                           $33,452    $33,099     $35,152          1 %        (5)%
                                                      =======    =======     =======      =====         ===
- -----------------------------------------------------------------------------------------------------------


(1) Includes loans to real estate developers of $491 million, $505 million and $657 million at March 31, 1994,
    December 31, 1993 and March 31, 1993, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of
    $576 million, $643 million and $552 million at March 31, 1994, December 31, 1993 and March 31, 1993,
    respectively.
(3) Includes agricultural loans secured by real estate of $223 million, $225 million and $276 million at
    March 31, 1994, December 31, 1993 and March 31, 1993, respectively.


The real estate 1-4 family first mortgage portfolio grew by 10% in the first quarter of 1994. The majority of the growth was due to the shift in originations from 30-year fixed rate loans to adjustable rate loans, which are generally held for portfolio purposes.

The table below presents comparative period-end commercial real estate loans.



- -----------------------------------------------------------------------------------------------------------
                                                                                                   % Change
                                                                                        March 31, 1994 from
                                                                                        -------------------
                                                     MARCH 31,   Dec. 31,   March 31,   Dec. 31,   March 31,
(in millions)                                            1994       1993        1993       1993        1993
- -----------------------------------------------------------------------------------------------------------
Commercial loans to
  real estate developers (1)                           $  491     $  505      $  657         (3)%       (25)%
Other real estate mortgage                              8,160      8,286       9,925         (2)        (18)
Real estate construction                                  923      1,110       1,367        (17)        (32)
                                                       ------     ------     -------

  Total                                                $9,574     $9,901     $11,949         (3)%       (20)%
                                                       ======     ======     =======        ===         ===
- -----------------------------------------------------------------------------------------------------------

(1) Included in commercial loans.


The Company's commercial real estate loan portfolio was $9.6 billion at March 31, 1994, compared with $9.9 billion at December 31, 1993 and $11.9 billion at March 31, 1993, a 3% and 20% decrease, respectively. These decreases were primarily due to reduced lending and payments received.

Over the years, the Company has prospered as an active commercial real estate lender. However, as a result of the recession and overbuilt real estate markets, the Company's earnings during the past three years were significantly affected by its relatively high levels of commercial real estate loans. The Company's real estate borrowers with properties located in Southern California have been particularly affected. At March 31, 1994, $3,305 million, or 36%, of the Company's combined other real estate mortgage and real estate construction loans were in Southern California and $284 million, or 9%, of that amount were on nonaccrual. The Company has responded to the recession and the commercial real estate slump by strengthening its lending practices and working to limit the degree of the portfolio concentration in any product type or location, or to any individual borrower.

The U.S. (particularly California) is still suffering from an oversupply of certain types of commercial real estate which could last for a number of years. However, there are signs that a substantial amount of liquidity is returning to the real estate markets, mostly in shopping centers and apartments. An increasing number of developers are successfully financing acquisition or development programs through the capital markets and some banks are showing interest in financing certain product types. This liquidity contributed significantly to the Company's progress in reducing both nonaccrual loans and its overall concentration level in commercial real estate.

The following table summarizes the other real estate mortgage loans by state and property type at March 31, 1994.

REAL ESTATE MORTGAGE LOANS BY STATE AND TYPE
(excluding 1-4 family first mortgage loans)


- --------------------------------------------------------------------------------------------------
                                                                                    March 31, 1994
- --------------------------------------------------------------------------------------------------
                                   California             Arizona     Minnesota              Texas
                              ---------------         -----------     ---------     --------------
                              Total      Non-     Total      Non-         Total     Total     Non-
(in millions)                 loans   accrual     loans   accrual       loans(2)    loans  accrual
- --------------------------------------------------------------------------------------------------
Office buildings             $2,049      $116      $ 20       $--           $47       $37      $20
Industrial                    1,214        36         6        --            26         2       --
Shopping centers                662        56        31        --             5        34       15
Apartments                      881        22        28         3             9         1       --
Hotels/motels                   334        24        31        --            --         8       --
Retail buildings
  (other than
  shopping centers)             420        22         1        --             4        --       --
Institutional                   320        15         1        --             1        --       --
Land                            161         6         3        --            --        --       --
Agricultural                    223         4         1        --            --        --       --
1-4 family (1):
  Structures                     46        --         1        --            --        --       --
  Land                           39        --        --        --            --        --       --
Other                           158         7        --        --            --        --       --
                             ------      ----      ----       ---           ---       ---      ---
  Total by state             $6,507      $308      $123        $3           $92       $82      $35
                             ======      ====      ====       ===           ===       ===      ===

  % of total loans               80%                  2%                      1%        1%
                             ======                ====                     ===       ===

  Nonaccruals as a %
  of total by state                         5%                  2%                              43%
                                         ====                 ===                              ===
- --------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------
                                                                                    March 31, 1994
- --------------------------------------------------------------------------------------------------
                                                                                              Non-
                                         Other States(3)                           Non-   accruals
                                        -------------       Total      % of      accrua     as a %
                                        Total      Non-        by     total       loans   of total
                                        loans   accrual      type     loans     by type    by type
- --------------------------------------------------------------------------------------------------
Office buildings                       $  230     $   8    $2,383        30%       $144          6%
Industrial                                 38         3     1,286        16          39          3
Shopping centers                          505        16     1,237        15          87          7
Apartments                                 86        --     1,005        12          25          2
Hotels/motels                             134        39       507         6          63         12
Retail buildings
  (other than
  shopping centers)                         5        --       430         5          22          5
Institutional                               8        --       330         4          15          5
Land                                       61        --       225         3           6          3
Agricultural                               --        --       224         3           4          2
1-4 family (1):
  Structures                               --        --        47         1          --         --
  Land                                     --        --        39        --          --         --
Other                                     289(4)     --       447         5           7          2
                                       ------     -----    ------       ---        ----
  Total by state                       $1,356      $ 66(5) $8,160       100%       $412          5%
                                       ======     =====    ======       ===        ====        ===

  % of total loans                         16%                100%
                                       ======              ======

  Nonaccruals as a %
   of total by state                                  5%
                                                  =====
- --------------------------------------------------------------------------------------------------


(1) Represents loans to real estate developers secured by 1-4 family residential developments.
(2) There were no loans on nonaccrual status at March 31, 1994.
(3) Consists of 29 states; no state had loans in excess of $78 million at March 31, 1994.
(4) Includes loans secured by collateral pools of approximately $179 million (where the pool is a mixture of various real estate property types located in various states, non real estate-related assets and other guarantees).
(5) Includes $17 million, $12 million and $2 million in Ohio, Illinois and Georgia, respectively.
    Total loans in these three states were $42 million, $32 million and $31 million, respectively.


At March 31, 1994, 80% of other real estate mortgage loans were in California, compared with 78% at December 31, 1993. No other state comprised more than 2% of the portfolio at March 31, 1994. The largest property type was office buildings, representing 30% of the portfolio at March 31, 1994, compared with 28% at December 31, 1993.

At March 31, 1994, $3,007 million, or 37%, of the Company's other real estate mortgage loans were in Southern California, compared with $2,991 million, or 36%, at December 31, 1993. Of these amounts, $228 million, or 8%, were on nonaccrual at March 31, 1994, compared with $300 million, or 10%, at December 31, 1993. The largest property type in Southern California was office buildings, representing 30% and 28% of the Southern California portfolio at March 31, 1994 and December 31, 1993, respectively.

The following table summarizes the real estate construction loans by state and project type at March 31, 1994.

REAL ESTATE CONSTRUCTION LOANS BY STATE AND TYPE

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                               March 31, 1994
                    ---------------------------------------------------------------------------------------------------------
                                                                                                                         Non-
                         California    Nevada            Virginia     Other States (2)                         Non-  accruals
                    ---------------    ------     ---------------     ---------------     Total      % of   accrual    as a %
                    Total      Non-     Total     Total      Non-     Total      Non-        by     total     loans  of total
(in millions)       loans   accrual   loans(1)    loans   accrual     loans   accrual      type     loans   by type   by type
- -----------------------------------------------------------------------------------------------------------------------------
1-4 family:
  Land               $373      $116       $55       $--       $--       $31       $--      $459        49%     $116        25%
  Structures          166        16         5        --        --        --        --       171        19        16         9
Land (excluding
  1-4 family)          92        --         6        47        47        28        15       173        19        62        36
Office buildings       38         1        --        --        --        --        --        38         4         1         3
Apartments             30         5        --         1         1        --        --        31         3         6        19
Shopping centers       14         1        --        --        --        --        --        14         2         1         7
Industrial             12        --         2        --        --        --        --        14         2        --        --
Hotels/motels           8        --        --        --        --        --        --         8         1        --        --
Institutional           6        --        --        --        --        --        --         6         1        --        --
Agricultural            4        --        --        --        --        --        --         4        --        --        --
Retail buildings
  (other than
  shopping centers)     3        --        --         1        --        --        --         4        --        --        --
Other                   1        --        --        --        --        --        --         1        --        --        --
                     ----      ----       ---       ---       ---       ---       ---      ----       ---      ----

  Total by state     $747      $139       $68       $49       $48       $59       $15      $923       100%     $202        22%
                     ====      ====       ===       ===       ===       ===       ===      ====       ===      ====      ====

  % of total loans     82%                  7%        5%                  6%                100%
                     ====                 ===       ===                 ===                ====
  Nonaccruals as a %
  of total by state              19%                           98%                 25%
                               ====                           ===                 ===
- -----------------------------------------------------------------------------------------------------------------------------


(1) There were no loans on nonaccrual status at March 31, 1994.
(2) Consists of 7 states; no state had loans in excess of $29 million at March 31, 1994.


At March 31, 1994 and December 31, 1993, 82% of real estate construction loans were in California. No other state comprised more than 7% of the portfolio at March 31, 1994. The largest project type was 1-4 family land, representing 49% of the portfolio at March 31, 1994, compared with 43% at December 31, 1993.

At March 31, 1994, $298 million, or 32%, of the Company's real estate construction loans were in Southern California, compared with $365 million, or 33%, at December 31, 1993. Of these amounts, $56 million, or 19%, were on nonaccrual at March 31, 1994, compared with $86 million, or 23%, at December 31, 1993. The largest project type in Southern California was 1-4 family land, representing 46% and 40% of the Southern California portfolio at March 31, 1994 and December 31, 1993, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS

The table below presents comparative period-end nonaccrual and restructured loans and other assets.


- ----------------------------------------------------------------------------------------------------
                                                              MARCH 31,       Dec. 31,      March 31,
(in millions)                                                     1994           1993           1993
- ----------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (1)(2)                                             $  165        $   252         $  558
  Real estate 1-4 family first mortgage                             90             99             97
  Other real estate mortgage (3)                                   413            578          1,071
  Real estate construction                                         202            235            204
  Consumer:
  Real estate 1-4 family junior lien mortgage                       22             27             30
  Other revolving credit and monthly payment                         3              3              6
                                                                ------         ------         ------
    Total nonaccrual loans                                         895          1,194          1,966

Restructured loans                                                   5              6              8
                                                                ------         ------         ------
Nonaccrual and restructured loans                                  900          1,200          1,974
As a percentage of total loans                                     2.7%           3.6%           5.6%

Foreclosed assets (4)(5)                                           354            348            510

Real estate investments (6)                                         11             15             26
                                                                ------         ------         ------
Total nonaccrual and restructured loans
  and other assets                                              $1,265         $1,563         $2,510
                                                                ======         ======         ======
- ----------------------------------------------------------------------------------------------------


(1) Includes loans to real estate developers of $47 million, $91 million and $64 million at March 31,
    1994, December 31, 1993 and March 31, 1993, respectively.
(2) Includes agricultural loans of $2 million, $9 million and $26 million at March 31, 1994,
    December 31, 1993 and March 31, 1993, respectively.
(3) Includes agricultural loans secured by real estate of $4 million, $24 million and $28 million at
    March 31, 1994, December 31, 1993 and March 31, 1993, respectively.
(4) Includes agricultural properties of $25 million, $26 million and $44 million at March 31, 1994,
    December 31, 1993 and March 31, 1993, respectively.
(5) Excludes in-substance foreclosures (ISFs) of $99 million reclassified to nonaccrual loans at
    June 30, 1993 due to clarification of criteria used in determining when a loan is in-substance foreclosed.  Complete information is not available for prior periods; however, any ISFs that would be reclassified in prior periods would not be materially higher than $99 million.
(6) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans.  Real estate investments totaled $29 million, $34 million and $56 million at March 31, 1994, December 31, 1993 and March 31, 1993, respectively.


Nonaccrual loans at March 31, 1994 declined for the sixth consecutive quarter following nine quarters of increases. The general decline of nonaccrual loans over the last six quarters largely resulted from loan payments and loans returned to accrual, together with a reduction in new loans placed on nonaccrual. This decline is expected to continue throughout 1994. The placement of commercial and real estate loans on nonaccrual, as well as transfers to foreclosed assets, are likely to continue to occur, although at a declining rate, until, and for a period after, the current economic environment improves and the oversupply of properties is reduced with resulting increases in occupancy and rental rates. It may take years to absorb the surplus office capacity in certain geographic markets (particularly in Southern California) where the Company has commercial real estate outstandings.

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.

- ------------------------------------------------------------------------------------------------------
                                          MARCH 31,     Dec. 31,    Sept. 30,     June 30,    March 31,
(in millions)                                 1994         1993         1993         1993         1993
- ------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER               $1,194       $1,696       $1,898       $1,966       $2,134
New loans placed on nonaccrual                  52          113          195          264          249
Charge-offs                                    (35)         (55)         (90)         (71)        (109)
Payments                                      (121)        (309)        (188)        (144)        (156)
Transfers to foreclosed assets                 (37)         (64)         (32)        (104)         (41)
Transfers from foreclosed assets (1)            --           --           --           99           --
Loans returned to accrual                     (157)        (188)         (81)        (107)         (82)
Loans sold                                      (3)          --           (2)          (5)         (26)
Other additions (deductions)                     2            1           (4)          --           (3)
                                            ------       ------       ------       ------       ------
BALANCE, END OF QUARTER                     $  895       $1,194       $1,696       $1,898       $1,966
                                            ======       ======       ======       ======       ======
- ------------------------------------------------------------------------------------------------------

(1) Reclassification due to clarification of criteria used in determining when a loan is in-substance foreclosed.  Complete information is not available for prior periods; however, any ISFs that would be reclassified in prior periods would not be materially higher than $99 million.


The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended March 31, 1994 and December 31, 1993.


- -------------------------------------------------------------------------------------------------------------------
                                                    Real estate
                                                     1-4 family   Other real
                                                          first       estate    Real estate
(in millions)                          Commercial      mortgage     mortgage   construction    Consumer       Total
- -------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1994
Balance, beginning of quarter                $252           $99         $578           $235         $30      $1,194
New loans placed on nonaccrual                 15             9           25              2           1          52
Charge-offs                                   (22)           --          (12)            (1)         --         (35)
Payments:
  Principal                                   (32)           (6)         (45)           (18)         (3)       (104)
  Interest applied to principal                (5)           --           (8)            (4)         --         (17)
Transfers to foreclosed assets                 --            (6)         (16)           (12)         (3)        (37)
Loans returned to accrual                     (43)           (3)        (111)            --          --        (157)
Loans sold                                     --            (3)          --             --          --          (3)
Other additions (deductions)                   --            --            2             --          --           2
                                             ----           ---         ----           ----         ---      ------

Balance, end of quarter                      $165           $90         $413           $202         $25      $  895
                                             ====           ===         ====           ====         ===      ======


QUARTER ENDED DECEMBER 31, 1993
Balance, beginning of quarter                $441           $96         $850           $278         $31      $1,696
New loans placed on nonaccrual (1)             22            14           69              5           3         113
Charge-offs                                   (25)           (1)         (16)           (12)         (1)        (55)
Payments:
  Principal                                  (117)           (6)        (134)           (22)         (2)       (281)
  Interest applied to principal               (12)           (1)         (12)            (3)         --         (28)
Transfers to foreclosed assets                 (1)           (4)         (48)           (11)         --         (64)
Loans returned to accrual                     (50)           --         (137)            (1)         --        (188)
Other additions (deductions)                   (6)            1            6              1          (1)          1
                                             ----           ---         ----           ----         ---      ------

Balance, end of quarter                      $252           $99         $578           $235         $30      $1,194
                                             ====           ===         ====           ====         ===      ======
- -------------------------------------------------------------------------------------------------------------------

(1) Additions to other real estate mortgage loans include $23 million for commercial buildings and $22 million for shopping centers.


The table below summarizes foreclosed assets by state and type at March 31, 1994.


- ------------------------------------------------------------------------------------------------------
                                                                                        March 31, 1994
                           ---------------------------------------------------------------------------
                                                                                            % of total
                                     Washington                          Other      Total   foreclosed
(in millions)              California      D.C.   Arizona     Texas   states(1)   by type       assets
- -----------------------------------------------------------------------------------------------------
Land (excluding
  1-4 family)                     $73       $12       $15        $5        $22        127           37%
1-4 family                         63        --         2         1          3         69           19
Office buildings                   50        --        --        --          1         51           14
Industrial buildings               33        --        --        --         --         33            9
Agricultural                       25        --        --        --         --         25            7
Shopping centers                    9         7        --         8         --         24            7
Apartments                         14        --         1        --         --         15            4
Hotels/motels                      --        --        --        --          3          3            1
Other                               6        --        --        --          1          7            2
                                 ----       ---       ---       ---        ---       ----          ---

  Total by state                 $273       $19       $18       $14        $30       $354          100%
                                 ====       ===       ===       ===        ===       ====          ===

  % of total foreclosed
  assets                           78%        5%        5%        4%         8%       100%
                                 ====       ===       ===       ===        ===       ====
- ------------------------------------------------------------------------------------------------------


(1) Consists of 13 states; foreclosed assets in each of these states were less than $10 million at
    March 31, 1994.

At March 31, 1994, $197 million, or 56%, of the Company's foreclosed assets were in Southern California, compared with $177 million, or 51%, at December 31, 1993. The largest property type in Southern California was land, representing 32% and 30% of the Southern California portfolio at March 31, 1994 and December 31, 1993, respectively.

The table below summarizes the quarterly trend of the changes in foreclosed assets.

- -------------------------------------------------------------------------------------------
                                     MARCH 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
(in millions)                            1994       1993        1993       1993        1993
- -------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER            $348       $357        $391       $510        $510
Additions                                  62        100          65        150          90
Sales                                     (42)       (89)        (76)      (117)        (46)
Charge-offs                                (8)       (10)         (8)       (23)         (8)
Write-downs                                (6)        (7)        (10)       (18)        (26)
Transfers to nonaccrual loans (1)          --         --          --        (99)         --
Other deductions                           --         (3)         (5)       (12)        (10)
                                         ----       ----        ----       ----        ----

BALANCE, END OF QUARTER                  $354       $348        $357       $391        $510
                                         ====       ====        ====       ====        ====
- -------------------------------------------------------------------------------------------


(1) Reclassification due to clarification of criteria used in determining when a loan is in-substance foreclosed.  Complete information is not available for prior periods;
    however, any ISFs that would be reclassified in prior periods would not be materially higher than $99 million.


The table below summarizes the changes in foreclosed assets by property type for the quarters ended March 31, 1994 and December 31, 1993.


- -----------------------------------------------------------------------------------------------------------------------------
                          Beginning                                      Charge-         Write-                        Ending
(in millions)               Balance      Additions          Sales         offs(1)         downs          Other        Balance
- -----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED
MARCH 31, 1994
Land (excluding
  1-4 family)                  $119           $ 14           $ --           $ (4)          $ (2)          $ --           $127
1-4 family                       69             31            (25)            (3)            (3)            --             69
Office buildings                 51              3             (3)            (1)            --              1             51
Industrial buildings             27              6             --             --             --             --             33
Agricultural                     26              1             (2)            --             --             --             25
Shopping centers                 27              2             (4)            --             (1)            --             24
Apartments                       15              5             (5)            --             --             --             15
Hotels/motels                     6             --             (3)            --             --             --              3
Other                             8             --             --             --             --             (1)             7
                               ----           ----           ----           ----           ----           ----           ----
  Total                        $348           $ 62           $(42)          $ (8)          $ (6)          $ --           $354
                               ====           ====           ====           ====           ====           ====           ====


QUARTER ENDED
DECEMBER 31, 1993
Land (excluding
  1-4 family)                  $ 98           $ 47           $ (2)          $ (1)          $ (1)          $(22)          $119
1-4 family                       79             23            (43)            (5)            (5)            20             69
Office buildings                 53              4             (4)            (1)            --             (1)            51
Industrial buildings             37              1            (10)            (1)            --             --             27
Agricultural                     23              5             (2)            --             --             --             26
Shopping centers                 41             14            (27)            --             (1)            --             27
Apartments                       11              5             (1)            (2)            --              2             15
Hotels/motels                     6             --             --             --             --             --              6
Other                             9              1             --             --             --             (2)             8
                               ----           ----           ----           ----           ----           ----           ----
  Total                        $357           $100           $(89)          $(10)          $ (7)          $ (3)          $348
                               ====           ====           ====           ====           ====           ====           ====

- -----------------------------------------------------------------------------------------------------------------------------


(1) Charge-offs to the allowance for loan losses may occur up to 90 days after foreclosed assets have been transferred from loans.


Approximately 62% of the foreclosed assets at March 31, 1994 have been in the Company's portfolio less than one year. Land and agricultural properties represented a majority of the foreclosed assets greater than one year old at March 31, 1994.

NONACCRUAL LOANS BY PERFORMANCE CATEGORY

The table on the following page presents the amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of March 31, 1994 and December 31, 1993 as well as the amount of cash interest payments received while the loans were on nonaccrual. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal.

At March 31, 1994, an estimated $489 million, or 55%, of nonaccrual loans were less than 90 days past due, including an estimated $363 million, or 41%, that were current (less than 30 days past due) as to payment of principal and interest. This compares with an estimated $704 million, or 59%, of nonaccrual loans that were less than 90 days past due at December 31, 1993, including an estimated $595 million, or 50%, that were current.

The ratio of book to contractual principal balance was 68% at March 31, 1994, compared with 66% at December 31, 1993.

For all loans on nonaccrual during the first quarter of 1994 and the fourth quarter of 1993 (including loans no longer on nonaccrual at March 31, 1994 and December 31, 1993), cash interest payments of $23 million and $34 million, respectively, were received while the loans were on nonaccrual status. Of the $23 million received in the first quarter, $6 million was recognized as interest income and $17 million was applied to principal. Of the $34 million received in the fourth quarter, $8 million was recognized as interest income and $26 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $1,094 million and $1,498 million for the quarters ended March 31, 1994 and December 31, 1993, respectively.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are consumer loans or real estate 1-4 family first mortgage loans that are exempt under regulatory rules from being classified as nonaccrual.

- ------------------------------------------------------------------------------------------
                                                    MARCH 31,       Dec. 31,      March 31,
(in millions)                                           1994           1993           1993
- ------------------------------------------------------------------------------------------
Commercial                                              $  6            $ 4           $  9
Real estate 1-4 family first mortgage                     19             19             25
Other real estate mortgage                                68             14             21
Real estate construction                                  11              8              7
Consumer:
  Real estate 1-4 family junior lien mortgage              6              6              6
  Credit card                                             40             43             53
  Other revolving credit and monthly payment               1              1              2
                                                        ----            ---           ----
    Total consumer                                        47             50             61
Lease financing                                            1             --             --
                                                        ----            ---           ----

  Total                                                 $152            $95           $123
                                                        ====            ===           ====
- ------------------------------------------------------------------------------------------



NONACCRUAL LOANS BY PERFORMANCE CATEGORY (ESTIMATED)(1)
- ------------------------------------------------------------------------------------------------------------------
                                                                                                     Cash interest
                                                                Cumulative                    payments applied as:
                                                                      cash                 -----------------------
                                       Book                       interest   Contractual                 Reduction
                                  principal      Cumulative     applied to     principal   Interest             of
(in millions)                       balance   charge-offs(6)   principal(6)      balance   Income(7)   principal(7)
- ------------------------------------------------------------------------------------------------------------------
                                                                          MARCH 31, 1994        FIRST QUARTER 1994
                                  ------------------------------------------------------   -----------------------
Contractually past due (2):

  Payments not made (3):
    90 days or more past due          $ 136            $  4          $  --        $  140       $ --           $ --
    Less than 90 days past due            4               6             --            10         --             --
                                      -----            ----          -----        ------       ----           ----
                                        140              10             --           150         --             --
                                      -----            ----          -----        ------       ----           ----

  Payments made (4):
    90 days or more past due            270             127             38           435         --              4
    Less than 90 days past due          122              61             36           219          1              1
                                      -----            ----          -----        ------       ----           ----
                                        392             188             74           654          1              5
                                      -----            ----          -----        ------       ----           ----

      Total past due                    532             198             74           804          1              5

Contractually current (5)               363             102             55           520          2              7
                                      -----            ----          -----        ------       ----           ----

Total nonaccrual loans                $ 895            $300          $ 129        $1,324       $  3           $ 12
                                      =====            ====          =====        ======       ====           ====
- ------------------------------------------------------------------------------------------------------------------

                                                                       December 31, 1993       Fourth quarter 1993
                                     ---------------------------------------------------       -------------------
Contractually past due (2):

  Payments not made (3):
    90 days or more past due          $ 161            $ 22          $  --        $  183      $  --           $ --
    Less than 90 days past due           23              --             --            23         --             --
                                      -----            ----          -----        ------      -----           ----

                                        184              22             --           206         --             --
                                      -----            ----          -----        ------      -----           ----

  Payments made (4):
    90 days or more past due            329             171             41           541         --              6
    Less than 90 days past due           86              29             16           131         --              2
                                      -----            ----          -----        ------      -----           ----
                                        415             200             57           672         --              8
                                      -----            ----          -----        ------      -----           ----

      Total past due                    599             222             57           878         --              8

Contractually current (5)               595             214            120           929          1             14
                                      -----            ----          -----        ------      -----           ----

Total nonaccrual loans               $1,194            $436          $ 177        $1,807      $   1           $ 22
                                     ======            ====          =====        ======      =====           ====
- ----------------------------------------------------------------------------------------------------------------------------------

(1) There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly.
(2) Contractually past due is defined as a borrower whose loan principal or interest payment is 30 days or more past due.
(3) Borrower has made no payments since being placed on nonaccrual.
(4) Borrower has made some payments since being placed on nonaccrual.  Approximately $283 million and $314 million of these loans had some payments made on them during the first quarter of 1994 and the fourth quarter of 1993, respectively.
(5) Contractually current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan.  Approximately $52 million and $113 million of loans, both current and past due, were placed on nonaccrual in the first quarter of 1994 and the fourth quarter of 1993, respectively, of which approximately
    $2 million and $15 million were contractually current at March 31, 1994 and December 31, 1993, respectively.  All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(6) Cumulative amounts recorded since inception of the loan.
(7) Includes only those interest payments received subsequent to a borrower being placed on nonaccrual. Therefore, these amounts do not include interest received before these loans were placed on nonaccrual. There were no interest payments received that were recorded as recoveries on partially charged-off loans because payments on such loans were applied as a reduction of loan principal or recognized as interest income.



ALLOWANCE FOR LOAN LOSSES

The table below presents net charge-offs by loan category.

NET CHARGE-OFFS (RECOVERIES) BY LOAN CATEGORY


- ------------------------------------------------------------------------------------------------------------------------
                                                                                                           Quarter ended
                                                 -----------------------------------------------------------------------
                                                      MARCH 31, 1994         December 31, 1993            March 31, 1993
                                                 -------------------       -------------------       -------------------
                                                                % OF                      % of                      % of
                                                             AVERAGE                   average                   average
(in millions)                                    AMOUNT      LOANS(1)      Amount      loans(1)      Amount      loans(1)
- ------------------------------------------------------------------------------------------------------------------------
Commercial                                          $17         1.01 %        $ 7          .41%        $  7          .39%
Real estate 1-4 family first mortgage                 2          .10            8          .42            5          .31
Other real estate mortgage                            3          .18            5          .21           58         2.34
Real estate construction                             (1)        (.31)          10         3.20           24         6.50
Consumer:
  Real estate 1-4 family junior lien mortgage         7          .78            8          .80            7          .69
  Credit card                                        35         5.39           34         5.53           42         6.25
  Other revolving credit and monthly payment          5         1.18            6         1.49           10         2.17
                                                   ----                      ----                      ----
    Total consumer                                   47         2.35           48         2.43           59         2.68
Lease financing                                      (7)       (2.36)           3         1.08            2          .57
                                                   ----                      ----                      ----

  Total net loan charge-offs                        $61          .74 %        $81          .97%        $155         1.75%
                                                    ===         ====          ===         ====         ====         ====
- ------------------------------------------------------------------------------------------------------------------------


(1) Calculated on an annualized basis.


Total net charge-offs for the first quarter of 1994 were .74% of average total loans on an annualized basis. Net charge-offs were predominantly due to credit card loans and commercial loans. The high level of credit card charge-offs was mostly due to bankruptcies and the current economic environment (particularly in Southern California). The commercial net charge-offs were mostly due to loans related to an office building and the manufacturing industry. Substantially all of these loans were located in Southern California.

Although net charge-offs during 1991 and 1992 have been higher than historical norms, they steadily declined during 1993 and are expected to continue declining in 1994 due to the improvement in the credit quality of the Company's loan portfolio.

The table below presents changes in the allowance for loan losses.


CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


- ----------------------------------------------------------------------------------------------------
                                                                                       Quarter ended
                                                            ----------------------------------------
                                                            MARCH 31,     December 31,      March 31,
(in millions)                                                   1994             1993           1993
- ----------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                                 $2,122           $2,123         $2,067

Provision for loan losses                                         60               80            210

Loan charge-offs:
  Commercial (1)                                                 (25)             (29)           (29)
  Real estate 1-4 family first mortgage                           (5)              (8)            (5)
  Other real estate mortgage                                     (13)             (21)           (66)
  Real estate construction                                        (4)             (13)           (24)
  Consumer:
    Real estate 1-4 family junior lien mortgage                   (8)              (9)            (8)
    Credit card                                                  (40)             (40)           (47)
    Other revolving credit and monthly payment                    (8)              (9)           (13)
                                                              ------           ------         ------
      Total consumer                                             (56)             (58)           (68)
  Lease financing                                                 (4)              (5)            (5)
                                                              ------           ------         ------
      Total loan charge-offs                                    (107)            (134)          (197)
                                                              ------           ------         ------

Loan recoveries:
  Commercial (2)                                                   8               22             22
  Real estate 1-4 family first mortgage                            3               --             --
  Other real estate mortgage                                      10               16              8
  Real estate construction                                         5                3             --
  Consumer:
    Real estate 1-4 family junior lien mortgage                    1                1              1
    Credit card                                                    5                6              5
    Other revolving credit and monthly payment                     3                3              3
                                                              ------           ------         ------
      Total consumer                                               9               10              9
  Lease financing                                                 11                2              3
                                                              ------           ------         ------
      Total loan recoveries                                       46               53             42
                                                              ------           ------         ------
           Total net loan charge-offs                            (61)             (81)          (155)
                                                              ------           ------         ------

BALANCE, END OF QUARTER                                       $2,121           $2,122         $2,122
                                                              ======           ======         ======

Total net loan charge-offs as a percentage
  of average total loans (annualized)                            .74%             .97%          1.75%
                                                              ======           ======         ======

Allowance as a percentage of total loans                        6.34%            6.41%          6.04%
                                                              ======           ======         ======
- ----------------------------------------------------------------------------------------------------


(1) Includes charge-offs of loans to real estate developers of $10 million, $15 million and
    $4 million in the quarters ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively.
(2) Includes recoveries from loans to real estate developers of none, $1 million and $1 million in the quarters ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively.


The Company considers the allowance for loan losses of $2,121 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at March 31, 1994. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators.

Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and 15; however, it does not address the overall adequacy of the allowance for loan losses. The Statement is effective January 1, 1995, and can only be applied prospectively. The Company does not currently intend to implement the Statement before its effective date. Based on the information available at March 31, 1994 and the Company's current interpretations of FAS 114, the allowance will not increase as a result of adopting this Statement.

OTHER ASSETS

The table below presents comparative period-end detail of other assets.


- ----------------------------------------------------------------------------------------------------
                                                            MARCH 31,     December 31,      March 31,
(in millions)                                                   1994             1993           1993
- ----------------------------------------------------------------------------------------------------
Net deferred tax asset (1)                                    $  932           $  884         $  760
Nonmarketable equity investments                                 399              396            349
Certain identifiable intangible assets                           379              373            437
Foreclosed assets                                                354              348            510
Other                                                            451              423            549
                                                              ------           ------         ------

  Total other assets                                          $2,515           $2,424         $2,605
                                                              ======           ======         ======
- ----------------------------------------------------------------------------------------------------


(1) Net of a valuation allowance of $2 million, $2 million and $5 million at March 31, 1994,
    December 31, 1993 and March 31, 1993, respectively.



The Company estimates that approximately $810 million of the $932 million net deferred tax asset at March 31, 1994 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $122 million relates to approximately $1.6 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $19 million, $20 million and $32 million for the quarters ended March 31, 1994, December 31, 1993 and March 31, 1993, respectively.

DEPOSITS

The table below presents comparative period-end detail of total deposits.


- ----------------------------------------------------------------------------------------------------
                                                            MARCH 31,     December 31,      March 31,
(in millions)                                                   1994             1993           1993
- ----------------------------------------------------------------------------------------------------
Noninterest-bearing                                          $ 9,611          $ 9,719        $ 8,568
Interest-bearing checking                                      4,737            4,789          4,592
Savings                                                        2,595            2,544          2,867
Market rate savings                                           17,288           17,084         16,203
Savings certificates                                           6,914            7,155          8,398
                                                             -------          -------        -------
  Core deposits                                               41,145           41,291         40,628
Other                                                            459              353            346
                                                             -------          -------        -------

  Total deposits                                             $41,604          $41,644        $40,974
                                                             =======          =======        =======
- ----------------------------------------------------------------------------------------------------


CAPITAL ADEQUACY/RATIOS


Risk-based capital (RBC) guidelines issued by the Federal Reserve Board (FRB) establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. The table on the following page presents the Company's Tier 1 and Tier 2 capital components. The guidelines require a minimum total RBC ratio of 8%, with at least half of the total capital in the form of Tier 1 capital.

The decrease in the Company's Tier 1 and total RBC ratios at March 31, 1994 compared with December 31, 1993 resulted primarily from the redemption of $150 million in Series A preferred stock (at its liquidation preference carrying amount) on March 21, 1994 and secondarily from the repurchase of 555,853 shares of common stock during the quarter.

To supplement the RBC guidelines, the FRB established a minimum leverage ratio guideline of 3%. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital). The Company's leverage ratio was 7.34% at March 31, 1994, compared with 7.39% and 6.65% at December 31, 1993 and March 31, 1993, respectively.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5% (and not be subject to a capital directive order). At March 31, 1994, the Bank had a Tier 1 RBC ratio of 10.85%, a combined Tier 1 and Tier 2 ratio of 14.07% and a leverage ratio of 7.75%.

RISK-BASED CAPITAL/RATIOS


- ----------------------------------------------------------------------------------------------------
                                                            MARCH 31,         Dec. 31,      March 31,
(in billions)                                                   1994             1993           1993
- ----------------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                                 $  3.7           $  3.7         $  3.3
  Preferred stock (1)                                             .5               .6             .6
  Less goodwill and other deductions (2)                         (.5)             (.5)           (.5)
                                                              ------           ------         ------
    Total Tier 1 capital                                         3.7              3.8            3.4
                                                              ------           ------         ------
Tier 2:
  Mandatory convertible debt (3)                                  .1               .1             .1
  Subordinated debt and unsecured senior debt (4)                1.1              1.1            1.2
  Allowance for loan losses allowable in Tier 2                   .5               .4             .5
                                                              ------           ------         ------
    Total Tier 2 capital                                         1.7              1.6            1.8
                                                              ------           ------         ------

      Total risk-based capital                                $  5.4           $  5.4         $  5.2
                                                              ======           ======         ======
Risk-weighted balance sheet assets                            $ 36.3           $ 36.1         $ 37.7
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                          1.4              1.3            1.7
  Standby letters of credit                                       .6               .6             .7
  Other                                                           .2               .2             .3
                                                              ------           ------         ------
    Total risk-weighted off-balance sheet items                  2.2              2.1            2.7
                                                              ------           ------         ------
Goodwill and other deductions (2)                                (.5)             (.5)           (.6)
Allowance for loan losses not included in Tier 2                (1.6)            (1.7)          (1.6)
                                                              ------           ------         ------

      Total risk-weighted assets                              $ 36.4           $ 36.0         $ 38.2
                                                              ======           ======         ======
Risk-based capital ratios:
  Tier 1 capital (4.00% minimum requirement)                   10.23%           10.48%          8.78%
  Total capital (8.00% minimum requirement)                    14.83            15.12          13.67
- ----------------------------------------------------------------------------------------------------


(1) During the first quarter of 1994, $150 million of Series A preferred stock was redeemed at its liquidation preference carrying amount.
(2) Other deductions include the unrealized net gain (loss) on available-for-sale investment securities carried at fair value, as currently required by federal regulatory agencies.
(3) Net of note fund and designated stockholders' equity.
(4) Discounted based on remaining maturity.


ASSET/LIABILITY MANAGEMENT

As is typical in the banking industry, most of the Company's assets and liabilities are sensitive to fluctuations in interest rates. Accordingly, an essential objective of asset/liability management is to control interest rate risk.

The Company manages portfolio assets by matching them with funding sources that have similar repricing characteristics. The Company uses various asset/liability strategies to manage the repricing characteristics of its assets, liabilities and off-balance sheet financial instruments to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the use of interest rate contracts, are used to reduce mismatches in interest rate maturities of portfolio assets and their funding sources.

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitivity gap indicates that there would be a net positive impact on the net interest margin of the Company over the next year in a declining interest rate environment since the Company's liabilities would reprice to lower market interest rates before its assets would. A net negative impact would result from an increasing interest rate environment. At March 31, 1994, the under-one-year cumulative gap was a $236 million (.5% of total assets) net liability position, compared with a net asset position of $1,402 million (2.7% of total assets) at December 31, 1993. The shift to a net liability position at March 31, 1994 from a net asset position at December 31, 1993 was significantly due to a decrease in federal funds sold and securities purchased under resale agreements, primarily offset by a decrease in the under-one-year balance of senior and subordinated debt.

Two adjustments to the cumulative gap provide comparability with banks that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments necessarily depict its interest rate risk. The first adjustment excludes noninterest earning assets, noninterest-bearing liabilities and stockholders' equity from the cumulative gap calculation so only earning assets, interest-bearing liabilities and interest rate financial contracts are reported. The second adjustment moves interest-bearing checking and savings deposits from the nonmarket, over-one-year liability category to the shortest rate maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $7.5 billion and $5.9 billion at March 31, 1994 and December 31, 1993, respectively.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to fully explore the complex relationships within the gap over time and various interest rate environments.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders was held on April 19, 1994.

        (b) Each of the persons named in the Proxy Statement as a nominee for director was elected; the adoption of the new Long-Term Incentive Plan and the new Senior Executive Performance Plan was approved; and the selection of KPMG Peat Marwick as the Company's independent auditors for 1994 was ratified. The following are the voting results on each of these matters:


                                                                Against
                                                                   or                     Broker
                                                     For       Withheld    Abstentions   Non-votes
                                                     ---       --------    -----------  ----------

          (1) ELECTION OF DIRECTORS:
              H. Jesse Arnelle                    46,864,490    101,001        --           --
              William R. Bruener                  46,873,410     92,081        --           --
              William S. Davila                   46,858,443    107,048        --           --
              Rayburn S. Dezember                 46,870,487     95,004        --           --
              Paul Hazen                          46,877,824     87,667        --           --
              Robert J. Jaedicke                  46,865,992     99,499        --           --
              Paul A. Miller                      46,869,129     96,362        --           --
              Ellen M. Newman                     46,877,452     88,039        --           --
              Carl E. Reichardt                   46,877,662     87,829        --           --
              Donald B. Rice                      46,875,628     89,863        --           --
              Chang-Lin Tien                      46,857,387    108,104        --           --
              John A. Young                       46,870,902     94,589        --           --

          (2) Adoption of a new
              Long-Term Incentive
              Plan.                               43,505,294  3,244,104      216,093        --

          (3) Adoption of a new
              Senior Executive
              Performance Plan.                   42,458,892  4,234,035      272,564        --

          (4) Ratification of the
              selection of KPMG
              Peat Marwick as the
              Company's indepen-
              dent auditors for 1994.             46,706,286     82,376      176,829        --


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

               10   (a)  Long-Term Incentive Plan, incorporated by reference to
                         Exhibit A of the Proxy Statement filed March 14, 1994*
                    (b)  Senior Executive Performance Plan, incorporated by
                         reference to Exhibit B of the Proxy Statement filed
                         March 14, 1994*

                         * Compensatory Plan or Arrangement.

               11   Computation of Earnings Per Common Share

               99 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.34 and 1.62 for the quarters ended
                    March 31, 1994 and 1993, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 6.06 and 3.58 for the quarters ended March 31, 1994 and 1993, respectively.

          (b) The Company filed the following reports on Form 8-K during the first quarter of 1994 and through the date hereof:

               (1) January 20, 1994 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1993 and the increase in the Company's common stock dividend

               (2) April 19, 1994 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended March 31, 1994

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1994.

                                     WELLS FARGO & COMPANY

                                     By: FRANK A. MOESLEIN
                                         ------------------------------------
                                         Frank A. Moeslein
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)