Form 10-Q
period 1994-06-30
WELLS FARGO & CO
filed 1994-08-11
CIK 105598

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994       Commission file number 1-6214

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


                            Yes   X               No
                                -----                ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Shares Outstanding
                                                          July 31, 1994
                                                       ------------------
     Common stock, $5 par value                             53,915,181


                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                           Page
                                                                         ----

          Consolidated Statement of Income . . . . . . . . . . . . . . .  2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  3
          Consolidated Statement of Changes in Stockholders' Equity. . .  4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary Financial Data . . . . . . . . . . . . . . . . . . . .  6
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
          Earnings Performance . . . . . . . . . . . . . . . . . . . . .  8
            Net Interest Income. . . . . . . . . . . . . . . . . . . . .  8
            Noninterest Income . . . . . . . . . . . . . . . . . . . . . 12
            Noninterest Expense. . . . . . . . . . . . . . . . . . . . . 14
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . 16
            Investment Securities. . . . . . . . . . . . . . . . . . . . 16
            Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . 19
              Commercial real estate . . . . . . . . . . . . . . . . . . 19
            Nonaccrual and Restructured Loans and Other Assets . . . . . 21
              Quarterly trend of changes in nonaccrual loans . . . . . . 22
              Changes in nonaccrual loans by loan category . . . . . . . 22
              Quarterly trend of changes in foreclosed assets. . . . . . 23
              Nonaccrual loans by performance category . . . . . . . . . 23
              Loans 90 days past due and still accruing. . . . . . . . . 25
            Allowance for Loan Losses. . . . . . . . . . . . . . . . . . 26
            Other Assets . . . . . . . . . . . . . . . . . . . . . . . . 28
            Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . 28
            Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . 29
            Asset/Liability Management . . . . . . . . . . . . . . . . . 31

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 32

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

- --------------------------------------------------------------------------------------------------------------

                                                                         Quarter                    Six months
                                                                   ended June 30,                ended June 30,
                                                            --------------------          --------------------
(in millions)                                                1994           1993           1994           1993
- --------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                       $ 733          $ 763         $1,438         $1,577
Investment securities                                         197            168            382            320
Federal funds sold and securities
 purchased under resale agreements                              1              5              5              9
Other                                                           1             --              2             --
                                                            -----          -----         ------         ------
   Total interest income                                      932            936          1,827          1,906
                                                            -----          -----         ------         ------
INTEREST EXPENSE
Deposits                                                      210            216            406            448
Federal funds purchased and securities sold under
 repurchase agreements                                         18              9             26             16
Commercial paper and other short-term borrowings                2              1              3              3
Senior and subordinated debt                                   47             52             95            103
                                                            -----          -----         ------         ------
   Total interest expense                                     277            278            530            570
                                                            -----          -----         ------         ------
NET INTEREST INCOME                                           655            658          1,297          1,336
Provision for loan losses                                      60            140            120            350
                                                            -----          -----         ------         ------
Net interest income after provision for loan losses           595            518          1,177            986
                                                            -----          -----         ------         ------
NONINTEREST INCOME
Service charges on deposit accounts                           119            105            236            205
Fees and commissions                                           92             99            177            187
Trust and investment services income                           50             48            100             94
Investment securities gains                                     3             --              7             --
Other                                                          35             23             79             48
                                                            -----          -----         ------         ------
   Total noninterest income                                   299            275            599            534
                                                            -----          -----         ------         ------
NONINTEREST EXPENSE
Salaries                                                      196            198            385            381
Employee benefits                                              51             54            108            109
Net occupancy                                                  53             57            108            110
Equipment                                                      41             34             80             68
Federal deposit insurance                                      25             26             51             58
Other                                                         160            162            317            344
                                                            -----          -----         ------         ------
   Total noninterest expense                                  526            531          1,049          1,070
                                                            -----          -----         ------         ------
INCOME BEFORE INCOME TAX EXPENSE                              368            262            727            450
Income tax expense                                            162            113            319            193
                                                            -----          -----         ------         ------

NET INCOME                                                  $ 206          $ 149         $  408         $  257
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

NET INCOME APPLICABLE TO COMMON STOCK                       $ 195          $ 137         $  385         $  232
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

PER COMMON SHARE
Net income                                                  $3.57          $2.46         $ 6.98         $ 4.18
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

Dividends declared                                          $1.00          $ .50         $ 2.00         $ 1.00
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

Average common shares outstanding                              55             56             55             55
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

- --------------------------------------------------------------------------------------------------------------


                      WELLS FARGO & COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET

- --------------------------------------------------------------------------------------------------------------

                                                                         JUNE 30,   December 31,       June 30,
(in millions)                                                               1994           1993           1993
- --------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                  $ 2,653        $ 2,644        $ 2,535
Investment securities:
 At cost (estimated fair value
  $9,996, $9,978 and $11,921)                                             10,261          9,887         11,700
 At fair value                                                             3,067          3,171             --
                                                                         -------        -------        -------
  Total investment securities                                             13,328         13,058         11,700
Federal funds sold and securities
 purchased under resale agreements                                            55          1,668            551

Loans                                                                     34,172         33,099         34,353
Allowance for loan losses                                                  2,120          2,122          2,124
                                                                         -------        -------        -------
  Net loans                                                               32,052         30,977         32,229
                                                                         -------        -------        -------
Due from customers on acceptances                                             69             70             79
Accrued interest receivable                                                  316            297            310
Premises and equipment, net                                                  886            898            917
Goodwill                                                                     459            477            504
Other assets                                                               2,469          2,424          2,504
                                                                         -------        -------        -------

  Total assets                                                           $52,287        $52,513        $51,329
                                                                         -------        -------        -------
                                                                         -------        -------        -------

LIABILITIES
Noninterest-bearing deposits                                             $ 9,475        $ 9,719        $ 9,047
Interest-bearing deposits                                                 31,730         31,925         31,887
                                                                         -------        -------        -------
  Total deposits                                                          41,205         41,644         40,934
Federal funds purchased and securities
 sold under repurchase agreements                                          2,331          1,079          1,145
Commercial paper and other short-term borrowings                             195            188            153
Acceptances outstanding                                                       69             70             79
Accrued interest payable                                                      68             63             86
Other liabilities                                                            848            933            838
Senior debt                                                                1,990          2,256          2,163
Subordinated debt                                                          1,455          1,965          1,920
                                                                         -------        -------        -------

  Total liabilities                                                       48,161         48,198         47,318
                                                                         -------        -------        -------

STOCKHOLDERS' EQUITY
Preferred stock                                                              489            639            639
Common stock - $5 par value,
 authorized 150,000,000 shares;
 issued and outstanding 54,255,187 shares,
 55,812,592 shares and 55,544,255 shares                                     271            279            278
Additional paid-in capital                                                   330            551            530
Retained earnings                                                          3,103          2,829          2,568
Cumulative foreign currency translation adjustments                           (4)            (4)            (4)
Investment securities valuation allowance                                    (63)            21             --
                                                                         -------        -------        -------

  Total stockholders' equity                                               4,126          4,315          4,011
                                                                         -------        -------        -------

  Total liabilities and stockholders' equity                             $52,287        $52,513        $51,329
                                                                         -------        -------        -------
                                                                         -------        -------        -------

- --------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

- ------------------------------------------------------------------------------

                                                      Six months ended June 30,
                                                     -------------------------
(in millions)                                         1994                1993
- ------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                        $  639              $  639
Preferred stock redeemed                              (150)                 --
                                                    ------              ------
Balance, end of period                                 489                 639
                                                    ------              ------

COMMON STOCK
Balance, beginning of period                           279                 276
Common stock issued under employee benefit and
  dividend reinvestment plans                            1                   2
Common stock repurchased                                (9)                 --
                                                    ------              ------
Balance, end of period                                 271                 278
                                                    ------              ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                           551                 506
Common stock issued under employee benefit and
  dividend reinvestment plans                           12                  24
Common stock repurchased                              (233)                 --
                                                    ------              ------
Balance, end of period                                 330                 530
                                                    ------              ------

RETAINED EARNINGS
Balance, beginning of period                         2,829               2,392
Net income                                             408                 257
Preferred stock dividends                              (23)                (25)
Common stock dividends                                (111)                (56)
                                                    ------              ------
Balance, end of period                               3,103               2,568
                                                    ------              ------

CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                    (4)                 (4)
                                                    ------              ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                            21                  --
Change in unrealized net gain, after applicable
  taxes                                                (84)                 --
                                                    ------              ------
Balance, end of period                                 (63)                 --
                                                    ------              ------

  Total stockholders' equity                        $4,126              $4,011
                                                    ------              ------
                                                    ------              ------

- ------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

- -------------------------------------------------------------------------------

                                                       Six months ended June 30,
                                                       ------------------------
(in millions)                                                 1994         1993
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   408      $   257
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                120          350
      Depreciation and amortization                            120          139
      Deferred income tax provision (benefit)                    5          (44)
      Decrease in net deferred loan fees                        (2)          (3)
      Net increase in accrued interest receivable              (19)          (9)
      Net increase (decrease) in accrued interest payable        5           (2)
      Other, net                                               (47)         153
                                                           -------      -------

Net cash provided by operating activities                      590          841
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities               2,066          709
      Purchases                                             (2,440)      (3,071)
    At fair value:
      Proceeds from sales                                       17           --
      Proceeds from prepayments and maturities                 494           --
      Purchases                                               (545)          --
  Net (increase) decrease in loans resulting from
    originations and collections                            (1,244)       1,958
  Proceeds from sales (including participations) of loans       61          192
  Purchases (including participations) of loans               (154)         (18)
  Proceeds from sales of foreclosed assets                     121          165
  Net decrease in federal funds sold and securities
    purchased under resale agreements                        1,613          632
  Other, net                                                   (19)         (93)
                                                           -------      -------

Net cash provided (used) by investing activities               (30)         474
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                    (439)      (1,310)
  Net increase (decrease) in short-term borrowings           1,259         (215)
  Proceeds from issuance of senior debt                         --          365
  Proceeds from issuance of subordinated debt                   --          150
  Repayment of senior debt                                    (261)        (401)
  Repayment of subordinated debt                              (526)        (100)
  Proceeds from issuance of common stock                        13           26
  Repurchase of common stock                                  (242)          --
  Redemption of preferred stock                               (150)          --
  Payment of cash dividends                                   (134)         (81)
  Other, net                                                   (71)          96
                                                           -------      -------

Net cash used by financing activities                         (551)      (1,470)
                                                           -------      -------

  NET CHANGE IN CASH AND CASH EQUIVALENTS
    (DUE FROM BANKS)                                             9         (155)

Cash and cash equivalents at beginning of period             2,644        2,690
                                                           -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,653      $ 2,535
                                                           -------      -------
                                                           -------      -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $   525      $   572
                                                           -------      -------
                                                           -------      -------

    Income taxes                                           $   346      $   217
                                                           -------      -------
                                                           -------      -------

  Noncash investing activities:
    Transfers from loans to foreclosed assets              $   125      $   240
                                                           -------      -------
                                                           -------      -------
    Transfers from foreclosed assets to nonaccrual loans   $    --      $    99
                                                           -------      -------
                                                           -------      -------

- -------------------------------------------------------------------------------


                                FINANCIAL REVIEW


SUMMARY FINANCIAL DATA
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                            % Change
                                                                  Quarter ended   June 30, 1994 from      Six months ended
                                                -------------------------------   ------------------    ------------------
                                                 JUNE 30,    Mar. 31,   June 30,  Mar. 31,   June 30,    JUNE 30,  June 30,      %
(in millions)                                       1994        1994       1993      1994       1993        1994      1993  Change
- ----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                      $    206    $    202   $    149         2 %       38 %  $    408  $    257     59 %
Per common share
  Net income                                    $   3.57    $   3.41   $   2.46         5         45    $   6.98  $   4.18     67
  Dividends declared                                1.00        1.00        .50        --        100        2.00      1.00    100

Average common shares outstanding                     55          56         56        (2)        (2)         55        55     --

Profitability ratios (annualized)
  Net income to average total assets (ROA)          1.59%       1.60%      1.18%       (1)        35        1.59%     1.02%    56
  Net income applicable to common stock to
    average common stockholders' equity (ROE)      21.67       21.09      16.73         3         30       21.38     14.46     48

Efficiency ratio (1)                                55.2%       55.5%      56.9%       (1)        (3)       55.3%     57.2%    (3)

Average loans                                   $ 33,630    $ 32,848   $ 34,582         2         (3)   $ 33,242  $ 35,205     (6)
Average assets                                    52,013      51,220     50,866         2          2      51,619    50,913      1
Average core deposits                             40,232      40,385     40,203        --         --      40,309    40,295     --

Net interest margin                                 5.56%       5.56%      5.71%       --         (3)       5.56%     5.81%    (4)

Average staff (full-time equivalent)              19,500      19,400     21,300         1         (8)     19,500    21,200     (8)

AT PERIOD END
Investment securities                           $ 13,328    $ 13,766   $ 11,700        (3)        14    $ 13,328  $ 11,700     14
Loans                                             34,172      33,452     34,353         2         (1)     34,172    34,353     (1)
Allowance for loan losses                          2,120       2,121      2,124        --         --       2,120     2,124     --
Assets                                            52,287      52,176     51,329        --          2      52,287    51,329      2
Core deposits                                     40,249      41,145     40,592        (2)        (1)     40,249    40,592     (1)
Common stockholders' equity                        3,637       3,700      3,372        (2)         8       3,637     3,372      8
Stockholders' equity                               4,126       4,189      4,011        (2)         3       4,126     4,011      3
Tier 1 capital (2)                                 3,711       3,722      3,493        --          6       3,711     3,493      6
Total capital (Tiers 1 and 2) (2)                  5,372       5,397      5,375        --         --       5,372     5,375     --

Capital ratios
  Common stockholders' equity to assets             6.96%       7.09%      6.57%       (2)         6        6.96%     6.57%     6
  Stockholders' equity to assets                    7.89        8.03       7.82        (2)         1        7.89      7.82      1
  Risk-based capital (2)
    Tier 1 capital                                 10.06       10.23       9.31        (2)         8       10.06      9.31      8
    Total capital                                  14.56       14.83      14.33        (2)         2       14.56     14.33      2
  Leverage (2)                                      7.20        7.34       6.94        (2)         4        7.20      6.94      4

Book value per common share                     $  67.04    $  66.87   $  60.72        --         10    $  67.04  $  60.72     10

COMMON STOCK PRICE
High                                            $159-1/2    $147-1/2   $120-0/0         8         33    $159-1/2  $120-0/0     33
Low                                              136-5/8     127-5/8     95-3/4         7         43     127-5/8    75-1/2     69
Period end                                       150-3/8     139-3/8    110-1/4         8         36     150-3/8   110-1/4     36

- ----------------------------------------------------------------------------------------------------------------------------------


(1)  The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2)  See the Capital Adequacy/Ratios section for additional information.


OVERVIEW
- --------

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income in the second quarter of 1994 was $206 million, or $3.57 per share, compared with $149 million, or $2.46 per share, in the second quarter of 1993. Net income for the first six months of 1994 was $408 million, or $6.98 per share, compared with $257 million, or $4.18 per share, in the first six months of 1993.

The increase in earnings in the second quarter of 1994 compared with 1993 was primarily due to an $80 million, or 57%, decrease in the loan loss provision to $60 million.

Return on average assets (ROA) was 1.59% in the second quarter and first half of 1994, compared with 1.18% and 1.02% in the same periods of 1993, respectively. Return on average common equity (ROE) was 21.67% and 21.38% in the second quarter and first half of 1994, respectively, compared with 16.73% and 14.46%, in the same periods of 1993, respectively.

Net interest income on a taxable-equivalent basis was $656 million in the second quarter of 1994, roughly flat with $658 million a year ago.

The Company's net interest margin was 5.56% for the second quarter of 1994, down from 5.71% in the same quarter of 1993. The decrease was substantially due to lower yields on earning assets.

Noninterest income increased $24 million, or 9%, to $299 million in the second quarter of 1994, compared with $275 million in the second quarter of 1993. A significant portion of the increase was due to growth in service charges on deposit accounts.

Noninterest expense decreased from $531 million in the second quarter of 1993 to $526 million in the second quarter of 1994, a decrease of 1%. A decline in foreclosed assets expense contributed to the drop.

The Company's provision for loan losses was $60 million in the second quarter of 1994, compared with $60 million in the first quarter of 1994 and $140 million in the second quarter of 1993. The provision was $120 million in the first half of 1994, compared with $350 million in the first half of 1993. During the second quarter of 1994, net charge-offs totaled $61 million, or .73% of average total loans (annualized). This compared with $61 million, or .74%, during the first quarter of 1994 and $138 million, or 1.60%, during the second quarter of 1993. The allowance for loan losses was 6.20% of total loans at June 30, 1994, compared with 6.34% at March 31, 1994 and 6.18% at June 30, 1993.

Total nonaccrual and restructured loans were $717 million, or 2.1% of total loans, at June 30, 1994, compared with $900 million, or 2.7%, at March 31, 1994 and $1,905 million, or 5.5%, at June 30, 1993. Loans new to nonaccrual in the second quarter of 1994 were $133 million, as compared with $52 million in the first quarter of 1994 and $264 million in the second quarter of 1993. At June 30, 1994, an estimated $336 million, or 47%, of nonaccrual loans were less than 90 days past due, compared with an estimated $489 million, or 55%, at March 31, 1994. Foreclosed assets amounted to $344 million at June 30, 1994, $354 million at March 31, 1994 and $391 million at June 30, 1993.

Common equity to total assets was 6.96% at June 30, 1994, compared with 7.09% and 6.57% at March 31, 1994 and June 30, 1993, respectively. The Company's total risk-based capital ratio at June 30, 1994 was 14.56% and its Tier 1 risk-based capital ratio was 10.06%, exceeding the minimum guidelines of 8% and 4%, respectively. At March 31, 1994, these risk-based capital ratios were 14.83% and 10.23%, respectively. The decrease in total and Tier 1 risk-based capital ratios between March 31, 1994 and June 30, 1994 resulted primarily from the repurchase of 1,124,856 shares of common stock during the second quarter. The Company has bought in the past, and will continue to buy, shares to offset stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in July 1994 the repurchase of up to 5.4 million shares of the Company's outstanding common stock, representing 10% of the Company's shares as of June 30, 1994. This action reflects the Company's strong capital position and will allow the Company to effectively manage its overall capital position in the best interest of its shareholders. There is no scheduled date for completion of the program; the Company will purchase shares from time to time, subject to market conditions. Total and Tier 1 risk-based capital ratios at June 30, 1993 were 14.33% and 9.31%, respectively. The leverage ratios were 7.20%, 7.34% and 6.94% at June 30, 1994, March 31, 1994 and June 30, 1993,
respectively.

A weak recovery appears to have taken hold in the California economy. During the second quarter of 1994, business conditions continued to show moderate and erratic gains. The unemployment rate stabilized at 8.3% in May and June, compared to an average of 9% in the previous four months. A survey of small businesses indicated a continued improvement in the level of confidence, reflecting somewhat more buoyant sales. Home sales, however, declined because of a rise in mortgage interest rates, and the job level fell, with the biggest drop in manufacturing.

EARNINGS PERFORMANCE
- --------------------

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $656 million in the second quarter of 1994, compared with $658 million in the second quarter of 1993. Taxable-equivalent net interest income was $1,298 million in the first six months of 1994, compared with $1,337 million in the same period of 1993. Individual components of net interest income and net interest margin are presented in the rate/yield table on pages 10 and 11.

The Company's net interest margin was 5.56% for the second quarter of 1994, compared with 5.71% for the second quarter of 1993. The decrease was substantially due to lower yields on earning assets, reflecting lower hedging income, a significant portion of which was offset by a decrease in nonaccrual loans.

Hedging income from derivative contracts decreased approximately $40 million, or 35 basis points of the net interest margin, from the second quarter of 1993 and $62 million, or 27 basis points, from the first half of 1993 due to the maturity of contracts. The interest rate derivative contracts that are maturing, primarily purchased interest rate floor contracts and interest rate swaps in which the Company receives a fixed rate, were entered into during a higher interest rate environment and have benefited from the subsequent decline in rates. These maturing contracts may be replaced by new derivative contracts based on the Company's ongoing assessment of its overall interest rate sensitivity position. However, any new replacement contracts are not expected to result in the same hedging income as the maturing contracts due to the comparatively lower rate environment.

Loans averaged $33.6 billion in the second quarter of 1994, a 3% decrease from $34.6 billion in the second quarter of 1993. The two largest decreases occurred in other real estate mortgage loans and 1-4 family junior lien mortgage loans. Most of the decreases indicated in the rate/yield table were due to loan repayments. Loans totaled $34.2 billion at June 30, 1994, up 2% from March 31, 1994 and up 3% from December 31, 1993. This is the second consecutive quarterly increase in loan balances since 1990. The Company expects growth to continue during 1994 in total outstanding loans. Substantially all of this growth will be from 1-4 family first mortgage, consumer, and small business, middle market and other commercial loans.

Investment securities averaged $13.4 billion during the second quarter of 1994, a 22% increase from $11.0 billion in the second quarter of 1993. This increase was primarily a result of cash provided by loan repayments; such cash was predominantly invested in private collateralized mortgage obligations and U.S. Treasury securities. Investment securities are expected to decrease as the cash received from their maturities is used to fund loan growth.

Average core deposits were $40.2 billion and funded 77% and 79% of the Company's average total assets in the second quarters of 1994 and 1993, respectively.

Despite the recent rise in interest rates, the net interest margin and net interest income for the last half of 1994 are expected to remain about the same as the first half of 1994, assuming that there are no significant increases in deposit rates. In the long-term, the net interest margin is expected to decline modestly, assuming deposit rates will gradually increase in response to rising market interest rates. However, net interest income is not currently expected to change significantly.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Quarter ended June 30,
                                                          ------------------------------------------------------------------------
                                                                                      1994                                    1993
                                                          --------------------------------      ----------------------------------
                                                                                  INTEREST                                Interest
                                                          AVERAGE     YIELDS/       INCOME/      Average      Yields/       income/
(in millions)                                             BALANCE      RATES       EXPENSE       balance       rates       expense
- ----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities:
 At cost:
   U.S. Treasury securities                               $ 2,734      4.84%         $ 33        $ 2,287       5.13%          $ 29
   Securities of U.S. government agencies
    and corporations                                        6,155      6.02            93          8,041       6.44            129
   Obligations of states and political subdivisions            18        --            --             24       7.11              1
   Private collateralized mortgage obligations              1,337      6.14            21            433       5.82              6
   Other securities                                           118      5.50             2            171       5.32              3
                                                          -------                    ----        -------                      ----
    Total investment securities at cost                    10,362      5.72           149         10,956       6.12            168
 At fair value (2):
   U.S. Treasury securities                                    97      6.84             2             --         --             --
   Securities of U.S. government agencies
    and corporations                                        1,594      5.79            24             --         --             --
   Private collateralized mortgage obligations              1,230      6.91            22             --         --             --
   Other securities                                            72     13.77             1             --         --             --
                                                          -------                    ----        -------                      ----
    Total investment securities at fair value               2,993      6.40            49             --         --             --
                                                          -------                    ----        -------                      ----
     Total investment securities                           13,355      5.87           198         10,956       6.12            168
Federal funds sold and securities purchased
  under resale agreements                                      60      4.03             1            581       3.15              5
Loans:
  Commercial                                                6,854      9.26           157          7,314       9.05            165
  Real estate 1-4 family first mortgage                     8,463      6.76           143          6,585       8.20            135
  Other real estate mortgage                                8,089      8.52           172          9,653       8.04            193
  Real estate construction                                    910      8.92            20          1,319       8.69             29
 Consumer:
   Real estate 1-4 family junior lien mortgage              3,385      7.59            64          4,012       6.65             67
   Credit card                                              2,614     15.27           100          2,600      15.62            101
   Other revolving credit and monthly payment               2,016      9.27            47          1,917       9.20             44
                                                          -------                    ----        -------                      ----
     Total consumer                                         8,015     10.52           211          8,529       9.96            212
  Lease financing                                           1,261      9.21            29          1,182       9.84             29
  Foreign                                                      38      4.72             1             --         --             --
                                                          -------                    ----        -------                      ----
     Total loans                                           33,630      8.74           733         34,582       8.84            763
  Other                                                        52      6.00             1              1         --             --
                                                          -------                    ----        -------                      ----
     Total earning assets                                 $47,097      7.91           933        $46,120       8.13            936
                                                          -------                    ----        -------                      ----
                                                          -------                                -------
FUNDING SOURCES
Interest-bearing liabilities:
 Deposits:
   Interest-bearing checking                              $ 4,679       .98            11        $ 4,596       1.23             15
   Savings deposits                                         2,600      1.99            13          2,797       2.24             16
   Market rate savings                                     16,974      2.34            99         16,366       2.28             91
   Savings certificates                                     7,022      4.18            73          8,118       4.39             89
   Certificates of deposit                                    202      7.58             4            218       8.01              4
   Other time deposits                                        108      6.70             2            113       2.58              1
   Deposits in foreign offices                                780      4.06             8             10         --             --
                                                          -------                    ----        -------                      ----
     Total interest-bearing deposits                       32,365      2.60           210         32,218       2.70            216
 Federal funds purchased and securities sold
   under repurchase agreements                              1,876      3.86            18          1,141       2.79              9
  Commercial paper and other short-term borrowings            176      3.78             2            163       2.68              1
  Senior debt                                               2,034      5.05            26          2,187       4.92             27
  Subordinated debt                                         1,449      5.87            21          1,974       5.11             25
                                                          -------                    ----        -------                      ----
     Total interest-bearing liabilities                    37,900      2.93           277         37,683       2.96            278
  Portion of noninterest-bearing funding sources            9,197        --            --          8,437         --             --
                                                          -------                    ----        -------                      ----
     Total funding sources                                $47,097      2.35           277        $46,120       2.42            278
                                                          -------                    ----        -------                      ----
                                                          -------                                -------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                       5.56%         $656                      5.71%          $658
                                                                     ------          ----                     -----           ----
                                                                     ------          ----                     -----           ----
NONINTEREST-EARNING ASSETS
  Cash and due from banks                                 $ 2,613                                $ 2,454
Other                                                       2,303                                  2,292
                                                          -------                                -------
     Total noninterest-earning assets                     $ 4,916                                $ 4,746
                                                          -------                                -------
                                                          -------                                -------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                  $ 8,957                                $ 8,326
Other liabilities                                           1,049                                    941
Preferred stockholders' equity                                489                                    639
Common stockholders' equity                                 3,618                                  3,277
Noninterest-bearing funding sources used to
  fund earning assets                                      (9,197)                                (8,437)
                                                          -------                                -------
     Net noninterest-bearing funding sources              $ 4,916                                $ 4,746
                                                          -------                                -------
                                                          -------                                -------
  TOTAL ASSETS                                            $52,013                                $50,866
                                                          -------                                -------
                                                          -------                                -------

- ----------------------------------------------------------------------------------------------------------------------------------


(1) The average prime rate of Wells Fargo Bank was 6.90% and 6.00% for the quarters ended June 30, 1994 and 1993, respectively, and
    6.46% and 6.00% for the six months ended June 30, 1994 and 1993, respectively. The average three-month London Interbank Offered
    Rate (LIBOR) was 4.46% and 3.24% for the quarters ended June 30, 1994 and 1993, respectively, and 4.02% and 3.25% for the six months ended June 30, 1994 and 1993, respectively.
(2) Yields are based on amortized cost balances.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes.  The federal statutory tax rate was 35% for the quarter and six months ended June
    30, 1994 and 34% for the respective periods in 1993.



- ----------------------------------------------------------------
                                        Six months ended June 30,
- ----------------------------------------------------------------
                       1994                                 1993
- ---------------------------     --------------------------------
                   INTEREST                             Interest
 AVERAGE   YIELDS/   INCOME/    Average       Yields/     income/
 BALANCE    RATES   EXPENSE     balance        rates     expense
- ----------------------------------------------------------------

 $ 2,655     4.86%   $   64     $ 2,221         5.19%     $   57

   6,159     6.08       187       7,746         6.49         251
      18     7.20         1          24         7.62           1
   1,144     5.76        33         218         5.80           6
     118     5.48         3         159         5.32           5
 -------             ------     -------                   ------
  10,094     5.71       288      10,368         6.18         320

      49     6.84         2          --           --          --

   1,637     5.91        49          --           --          --
   1,259     6.18        40          --           --          --
      78    13.94         3          --           --          --
 -------             ------     -------                   ------
   3,023     6.15        94          --           --          --
 -------             ------     -------                   ------
  13,117     5.82       382      10,368         6.18         320

     316     3.24         5         560         3.22           9

   6,742     9.09       303       7,502         9.38         349
   8,117     6.84       278       6,633         8.36         277
   8,124     8.45       341       9,846         7.95         389
     984     8.60        42       1,405         8.85          62

   3,439     7.43       128       4,057         7.09         144
   2,577    15.31       197       2,650        15.71         208
   1,978     9.27        91       1,931         9.40          90
 -------             ------     -------                   ------
   7,994    10.43       416       8,638        10.25         442
   1,245     9.29        58       1,180         9.97          59
      36     4.54         1           1           --          --
 -------             ------     -------                   ------
  33,242     8.69     1,439      35,205         9.00       1,578
      52     6.00         2          --           --          --
 -------             ------     -------                   ------
 $46,727     7.84     1,828     $46,133         8.30       1,907
 -------             ------     -------                   ------
 -------                        -------


 $ 4,695      .98        23     $ 4,610         1.34          31
   2,583     1.99        26       2,855         2.33          33
  17,065     2.28       193      16,202         2.35         188
   7,032     4.16       145       8,415         4.41         184
     205     7.67         8         228         8.11           9
     106     6.63         3         117         4.69           3
     420     4.01         8           8           --          --
 -------             ------     -------                   ------
  32,106     2.55       406      32,435         2.79         448

   1,478     3.57        26       1,112         2.80          16
     163     3.42         3         192         2.84           3
   2,118     4.77        50       2,191         4.97          54
   1,563     5.72        45       1,926         5.13          49
 -------             ------     -------                   ------
  37,428     2.85       530      37,856         3.03         570
   9,299       --        --       8,277           --          --
 -------             ------     -------                   ------
 $46,727     2.28       530     $46,133         2.49         570
 -------             ------     -------                   ------
 -------                        -------

             5.56%   $1,298                     5.81%     $1,337
             ----    ------                   ------      ------
             ----    ------                   ------      ------

 $ 2,585                        $ 2,435
   2,307                          2,345
 -------                        -------
 $ 4,892                        $ 4,780
 -------                        -------
 -------                        -------


 $ 8,934                        $ 8,213
   1,067                            974
     554                            639
   3,636                          3,231

  (9,299)                        (8,277)
 -------                        -------
 $ 4,892                        $ 4,780
 -------                        -------
 -------                        -------
 $51,619                        $50,913
 -------                        -------
 -------                        -------

- ----------------------------------------------------------------



NONINTEREST INCOME

- ------------------------------------------------------------------------------------------------------------------
                                                                   Quarter                    Six months
                                                             ended June 30,                ended June 30,
                                                            --------------        %       --------------         %
(in millions)                                               1994      1993   Change       1994      1993    Change
- ------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                         $119      $105       13 %     $236      $205        15 %
Fees and commissions:
  Credit card membership and other credit card fees           15        18      (17)        31        35       (11)
  Debit and credit card merchant fees                         13        22      (41)        25        41       (39)
  Charges and fees on loans                                   11        12       (8)        21        23        (9)
  Mutual fund and annuity sales fees                          12        12       --         21        23        (9)
  Shared ATM network fees                                     11         9       22         20        18        11
  All other                                                   30        26       15         59        47        26
                                                            ----      ----                ----      ----
    Total fees and commissions                                92        99       (7)       177       187        (5)
Trust and investment services income:
  Asset management and custody fees                           32        32       --         63        63        --
  Mutual fund management fees                                 11         9       22         22        17        29
  All other                                                    7         7       --         15        14         7
                                                            ----      ----                ----      ----
    Total trust and investment services income                50        48        4        100        94         6
Investment securities gains                                    3        --       --          7        --        --
Income (loss) from equity investments accounted
  for by the:
    Cost method                                                9        (1)      --         17        13        31
    Equity method                                              7         5       40         16        13        23
Check printing charges                                        10        10       --         20        19         5
Gains from dispositions of operations                         --         1     (100)        10         1       900
Real estate investment gains (losses)                          1        --       --          3        (7)       --
Gains on sales of loans                                        1         3      (67)         2         6       (67)
All other                                                      7         5       40         11         3       267
                                                            ----      ----                ----      ----

    Total                                                   $299      $275        9 %     $599      $534        12 %
                                                            ----      ----     ----       ----      ----      ----
                                                            ----      ----     ----       ----      ----      ----

- ------------------------------------------------------------------------------------------------------------------


The growth in service charges on deposit accounts in the second quarter of 1994 compared with the second quarter of 1993 was largely due to increased fees for overdrafts and higher business checking charges.

The decrease in the total fees and commissions in the second quarter of 1994 compared with the second quarter of 1993 was primarily due to a decline in debit and credit card merchant fees.

The decrease in debit and credit card merchant fees was primarily due to an alliance that the Company entered into in November 1993. The agreement with Card Establishment Services (CES) formed an alliance for merchant credit and debit card processing services. Under this agreement, the Company is responsible for marketing and sales, initial merchant credit analysis and customer service; CES provides technology and processing operations. The Company retains an interest in the net revenues from processing the transactions that are now reported as income from equity investments accounted for by the equity method, rather than reported as income from debit and credit card merchant fees. As a result, income from the alliance contributed approximately $2 million to income from equity investments in the second quarter of 1994.

A significant portion of the decrease in debit and credit card merchant fees was offset by an increase in "all other" fees and commissions, which includes amortization expense for purchased mortgage servicing rights. This amortization expense totaled $2 million in the second quarter of 1994, compared with $3 million in the same period of 1993. At June 30, 1994, the balance of purchased mortgage servicing rights was $38 million, compared with $18 million at June 30, 1993. The increase in the balance was due to a $25 million purchase of additional servicing rights in March 1994.

The increase in trust and investment services income in the second quarter of 1994 compared with the second quarter of 1993 was due to greater mutual fund investment management fees, reflecting the overall growth in the fund families' net assets. The Overland Express family of 16 funds, which had $3.7 billion of assets under management at June 30, 1994, compared with $4.0 billion at June 30, 1993, is sold through brokers around the country. The Stagecoach family of 24 funds had $4.8 billion of assets under management at June 30, 1994, compared with $3.3 billion at June 30, 1993. The Stagecoach family consists of both retail and institutional funds. The retail funds, first introduced in 1992, are primarily distributed through the branch network. These funds had $4.1 billion under management at June 30, 1994, compared with $3.3 billion at June 30, 1993. The institutional funds, first introduced in mid-1993, are offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. At June 30, 1994, these funds had $700 million of assets under management. In addition to managing Overland Express Funds and all the funds in the Stagecoach family, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $45 billion at June 30, 1994, compared with $43 billion at June 30, 1993. Mutual fund management fees are expected to continue to be higher in 1994 than 1993 levels.

The investment securities gains for the second quarter of 1994 resulted from the sale of marketable equity securities from the available-for-sale portfolio.

Income from cost method equity investments was predominantly due to net gains on the sales of and distributions from investments in nonmarketable equity investments of $8 million in the second quarter of 1994. In the second quarter of 1993, there were $5 million in write-downs of nonmarketable equity investments.

Noninterest income is expected to continue to increase as compared with 1993, reflecting growth from fee-based products, such as mutual funds and deposit-related services.


NONINTEREST EXPENSE

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                          Quarter                            Six months
                                                                    ended June 30,                        ended June 30,
                                                                  ---------------         %             ---------------         %
(in millions)                                                       1994     1993    Change              1994      1993    Change
- ---------------------------------------------------------------------------------------------------------------------------------
Salaries                                                            $196     $198        (1)%          $  385    $  381         1 %
Employee benefits                                                     51       54        (6)              108       109        (1)
Net occupancy                                                         53       57        (7)              108       110        (2)
Equipment                                                             41       34        21                80        68        18
Federal deposit insurance                                             25       26        (4)               51        58       (12)
Contract services                                                     25       14        79                44        26        69
Advertising and promotion                                             18       19        (5)               33        34        (3)
Certain identifiable intangibles                                      16       19       (16)               32        42       (24)
Operating losses                                                      11       10        10                25        26        (4)
Telecommunications                                                    12       11         9                23        22         5
Postage                                                               11       11        --                22        22        --
Outside professional services                                         10       11        (9)               19        21       (10)
Goodwill                                                               9        9        --                18        19        (5)
Check printing                                                         7        8       (13)               15        17       (12)
Stationery and supplies                                                8        8        --                15        15        --
Travel and entertainment                                               8        7        14                15        13        15
Escrow and collection agency fees                                      5        6       (17)               10        13       (23)
Security                                                               5        4        25                10         9        11
Foreclosed assets                                                     --        9      (100)                6        35       (83)
Outside data processing                                                2        4       (50)                5         8       (38)
All other                                                             13       12         8                25        22        14
                                                                    ----     ----     -----            ------    ------
   Total                                                            $526     $531        (1)%          $1,049    $1,070        (2)%
                                                                    ----     ----     -----            ------    ------     -----
                                                                    ----     ----     -----            ------    ------     -----

- ---------------------------------------------------------------------------------------------------------------------------------


Salaries expense and employee benefits decreased in the second quarter of 1994 compared with the same period of 1993 primarily due to lower full-time equivalent (FTE) staff. The Company's FTE staff, including hourly employees, averaged approximately 19,500 in the second quarter of 1994, compared with approximately 21,300 in the second quarter of 1993.

Equipment expense increased 21% in the second quarter of 1994 compared with the same quarter of 1993 primarily due to increased systems expenditures, particularly new software.

The increase in contract services expense in the second quarter of 1994 compared with the same quarter of 1993 was predominantly due to the development of new products and services and system upgrades throughout the Company.

The table below shows the major components of foreclosed assets expense.


- -------------------------------------------------------------------------------
                                                    Quarter          Six months
                                              ended June 30,      ended June 30,
                                             --------------     ---------------
(in millions)                                1994      1993     1994       1993
- -------------------------------------------------------------------------------
Operating expenses                            $14      $ 15     $ 27       $ 28
Operating revenues                             (8)      (12)     (15)       (21)
Net (gains) losses from write-downs/sales      (6)        6       (6)        28
                                              ---      ----     ----       ----

 Total                                        $--      $  9     $  6       $ 35
                                              ---      ----     ----       ----
                                              ---      ----     ----       ----

- -------------------------------------------------------------------------------


The decline in foreclosed assets expense compared with the second quarter of 1993 was substantially due to a decrease in write-downs from $18 million in the second quarter of 1993 to $3 million in the second quarter of 1994. The Company intends to continue to emphasize disposing of its foreclosed assets.

The Company expects total noninterest expense in 1994 to be lower than 1993 primarily due to expected decreases in foreclosed assets expense, personnel-related expense and FDIC expense.


BALANCE SHEET ANALYSIS
- ----------------------

INVESTMENT SECURITIES

- ----------------------------------------------------------------------------------------------------------------------------------

                                                                            JUNE 30,            December 31,               June 30,
                                                                               1994                    1993                   1993
                                                                -------------------      ------------------    -------------------
                                                                          ESTIMATED               Estimated              Estimated
                                                                               FAIR                    fair                   fair
(in millions)                                                    COST         VALUE       Cost        value       Cost       value
- ----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                                      $ 2,684      $2,646      $2,365      $2,383    $ 2,272     $ 2,300
  Securities of U.S. government
    agencies and corporations (1)                                 6,053       5,886       6,570       6,644      8,120       8,312
  Obligations of states and political subdivisions                   18          18          18          18         23          23
  Securities issued by foreign governments                           88          87          90          91         91          92
  Private collateralized mortgage obligations (2)                 1,388       1,330         815         813      1,117       1,117
  Corporate debt securities                                          30          29          29          29         23          23
                                                                -------      ------      ------      ------    -------     -------
      Total debt securities                                      10,261       9,996       9,887       9,978     11,646      11,867
  Corporate and Federal Reserve Bank stock                           --          --          --          --         54          54
                                                                -------      ------      ------      ------    -------     -------

      Total                                                     $10,261      $9,996      $9,887      $9,978    $11,700     $11,921
                                                                -------      ------      ------      ------    -------     -------
                                                                -------      ------      ------      ------    -------     -------

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                                      $   197      $  197      $   --      $   --    $    --     $    --
  Securities of U.S. government
    agencies and corporations (1)                                 1,611       1,552       1,747       1,749         --          --
  Private collateralized mortgage obligations (2)                 1,328       1,252       1,340       1,334         --          --
  Corporate debt securities                                          24          37          31          48         --          --
                                                                -------      ------      ------      ------    -------     -------
      Total debt securities                                       3,160       3,038       3,118       3,131
  Marketable equity securities                                       16          29          17          40         --          --
                                                                -------      ------      ------      ------    -------     -------

      Total                                                     $ 3,176      $3,067      $3,135      $3,171    $    --     $    --
                                                                -------      ------      ------      ------    -------     -------
                                                                -------      ------      ------      ------    -------     -------

- ----------------------------------------------------------------------------------------------------------------------------------


(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) All private collateralized mortgage obligations are AAA rated bonds collateralized by 1-4 family residential first mortgages.


Investment securities were $13.3 billion at June 30, 1994, a 3% decrease from $13.8 billion at March 31, 1994 and a 14% increase from $11.7 billion at June 30, 1993. The investment securities portfolio at June 30, 1994 was comprised of $10.3 billion of held-to-maturity at cost securities and $3.1 billion of available-for-sale at fair value securities. (There were no trading securities for any of the periods presented.) The Company's classification of available-for-sale securities was influenced by accounting and regulatory requirements related to certain mortgage-backed securities. The increase from June 30, 1993 was due to the cash provided by loan repayments used to purchase securities. Investment securities are expected to decrease as the cash received from their maturities is used to fund loan growth.

At June 30, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $265 million (which reflected estimated unrealized gross gains of $10 million), or 2.6% of the cost of the portfolio. At December 31, 1993, the held-to-maturity portfolio had an estimated unrealized net gain of $91 million (which reflected estimated unrealized gross losses of $23 million), or .9% of the cost of the portfolio.

At June 30, 1994, the available-for-sale securities portfolio had an unrealized net loss of $63 million, net of tax, reported as a separate component of stockholders' equity, compared with an unrealized net gain of $21 million at December 31, 1993. The unrealized net pretax loss of $109 million, or 3.4% of the cost of the portfolio, at June 30, 1994 was comprised of unrealized gross pretax losses of $139 million and unrealized gross pretax gains of $17 million on debt securities and unrealized gross pretax losses of $4 million and unrealized gross pretax gains of $17 million on marketable equity securities.

The unrealized net loss in both the held-to-maturity and available-for-sale portfolios was predominantly due to investments in mortgage-backed securities. These unrealized net losses reflected an increasing interest rate environment. As interest rates rise, the Company expects the unrealized losses to increase and prepayments to decrease. Although those securities classified as available-for-sale can be sold, the Company currently has no intention of selling these securities and expects to collect the full amount due for both interest and principal.

Realized gross gains from the available-for-sale securities portfolio amounted to $3 million in the second quarter of 1994. The realized gross gain resulted from the sale of marketable equity securities. There were no realized losses in the second quarter of 1994. There were $284 thousand of investment securities sold in the second quarter of 1993, resulting in a $10 thousand gain.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.


- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     June 30, 1994
                                    ----------------------------------------------------------------------------------------------
                                                                                             Expected remaining principal maturity
                                    ----------------------------------------------------------------------------------------------

                                                       Weighted
                                                        average
                                                       expected                  After one year
                                                      remaining                    through five  After five years
                                            Weighted   maturity One year or less          years through ten years  After ten years
                                      Total  average     (yrs.- ---------------- -------------- -----------------  ---------------
(in millions)                        amount    yield      mos.)  Amount    Yield  Amount  Yield    Amount  Yield   Amount    Yield
- ----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities            $ 2,684     4.76%     1-2    $1,435    4.91%  $1,249   4.59%   $   --     --%   $ --        --%
Securities of U.S. government
 agencies and corporations            6,053     6.07      3-7     1,254    5.60    3,635   5.92       900   7.00     264      7.20
Obligations of states and political
 subdivisions                            18     6.48      4-0         3    6.42       11   6.53         2   6.44       2      6.37
Securities issued by
 foreign governments                     88     5.17      1-5        36    4.63       52   5.54        --     --      --       --
Private collateralized mortgage
 obligations                          1,388     6.10     2-10       202    5.55    1,083   6.19       103   6.26      --       --
Corporate debt securities                30     6.33      2-1         6    6.11       24   6.38        --     --      --       --
                                    -------                      ------           ------           ------           ----

 Total cost                         $10,261     5.73%    2-10    $2,936    5.25%  $6,054   5.69%   $1,005   6.92%   $266      7.19%
                                    -------    -----             ------   -----   ------   ----    ------   ----    ----      ----
                                    -------    -----             ------   -----   ------   ----    ------   ----    ----      ----

ESTIMATED FAIR VALUE                $ 9,996                      $2,913           $5,858           $  969           $256
                                    -------                      ------           ------           ------           ----
                                    -------                      ------           ------           ------           ----

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities            $   197     6.81%     4-4    $   --      --%  $  197   6.81%   $   --     --%   $ --        --%
Securities of U.S. government
 agencies and corporations            1,611     5.56     2-11       232    6.73    1,253   5.35       126   5.50      --        --
Private collateralized mortgage
 obligations                          1,328     6.28      4-4       121    5.71      766   6.32       431   6.35      10      6.48
Corporate debt securities                24    22.46      6-2        --      --       --     --        24  22.46      --        --
                                    -------                      ------           ------           ------           ----

 Total cost                         $ 3,160     6.07%     3-7    $  353    6.38%  $2,216   5.82%   $  581   6.83%   $ 10      6.48%
                                    -------    -----             ------    ----   ------   ----    ------  -----    ----      ----
                                    -------    -----             ------    ----   ------   ----    ------  -----    ----      ----

ESTIMATED FAIR VALUE                $ 3,038                      $  348           $2,122           $  558           $  10
                                    -------                      ------           ------           ------           ----
                                    -------                      ------           ------           ------           ----

TOTAL COST OF DEBT SECURITIES       $13,421    5.81%      3-0    $3,289    5.37%  $8,270   5.73%   $1,586   6.89%   $276      7.17%
                                    -------   -----    ------    ------    ----   ------   ----    ------  -----    ----      ----
                                    -------   -----    ------    ------    ----   ------   ----    ------  -----    ----      ----

- ----------------------------------------------------------------------------------------------------------------------------------


(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


The weighted average expected remaining maturity of the debt securities portfolio was 3 years at June 30, 1994, compared with 2 years and 9 months at March 31, 1994 and 2 years and 7 months at December 31, 1993. The increase in the expected remaining maturity reflects a higher interest rate environment, in which prepayments are likely to slow down. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.


LOAN PORTFOLIO

- -------------------------------------------------------------------------------------------------------------------
                                                                                                           % Change
                                                                                                 June 30, 1994 from
                                                                                             ----------------------
                                                    JUNE 30,       Dec. 31,     June 30,     Dec. 31,       June 30,
(in millions)                                          1994           1993         1993         1993           1993
- -------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                   $ 7,184        $ 6,912      $ 7,323            4 %           (2)%
Real estate 1-4 family first mortgage                 8,681          7,458        6,634           16             31
Other real estate mortgage (3)                        7,965          8,286        9,510           (4)           (16)
Real estate construction                                985          1,110        1,290          (11)           (24)
Consumer:
  Real estate 1-4 family junior lien mortgage         3,355          3,583        3,946           (6)           (15)
  Credit card                                         2,706          2,600        2,569            4              5
  Other revolving credit and monthly payment          1,998          1,920        1,899            4              5
                                                    -------        -------      -------
    Total consumer                                    8,059          8,103        8,414           (1)            (4)
Lease financing                                       1,267          1,212        1,181            5              7
Foreign                                                  31             18            1           72             --
                                                    -------        -------      -------

    Total loans (net of unearned income,
      including net deferred loan fees,
      of $337, $336 and $352)                       $34,172        $33,099      $34,353            3 %           (1)%
                                                    -------        -------      -------          ---           ----
                                                    -------        -------      -------          ---           ----



- -------------------------------------------------------------------------------------------------------------------


(1) Includes loans to real estate developers of $415 million, $505 million and $598 million at June 30, 1994,
    December 31, 1993 and June 30, 1993, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $673 million, $643 million and $590 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively.
(3) Includes agricultural loans secured by real estate of $236 million, $225 million and $270 million at June 30,
    1994, December 31, 1993 and June 30, 1993, respectively.


The real estate 1-4 family first mortgage portfolio grew by 16% in the first six months of 1994. The majority of the growth was due to the shift in originations of 30-year fixed rate loans into adjustable rate mortgage loans, which are generally held for portfolio purposes.

The table below presents comparative period-end commercial real estate loans.


- -------------------------------------------------------------------------------------------------------------------
                                                                                                           % Change
                                                                                                 June 30, 1994 from
                                                                                             ----------------------
                                                    JUNE 30,       Dec. 31,     June 30,     Dec. 31,       June 30,
(in millions)                                          1994           1993         1993         1993           1993
- -------------------------------------------------------------------------------------------------------------------
Commercial loans to
 real estate developers (1)                          $  415         $  505      $   598          (18)%          (31)%
Other real estate mortgage                            7,965          8,286        9,510           (4)           (16)
Real estate construction                                985          1,110        1,290          (11)           (24)
                                                     ------         ------      -------

  Total                                              $9,365         $9,901      $11,398           (5)%          (18)%
                                                     ------         ------      -------          ---            ---
                                                     ------         ------      -------          ---            ---

- -------------------------------------------------------------------------------------------------------------------


(1) Included in commercial loans.


The Company's commercial real estate loan portfolio was $9.4 billion at June 30, 1994, compared with $9.9 billion at December 31, 1993 and $11.4 billion at June 30, 1993, a 5% and 18% decrease, respectively. These decreases were primarily due to reduced lending and payments received.

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

The U.S. (particularly California) is still suffering from an oversupply of certain types of commercial real estate which could last for a number of years. However, a substantial amount of liquidity has returned to the real estate markets, mostly in apartments and shopping centers and, to a lesser degree, in other property types. Many developers are successfully financing acquisition or development programs through the capital markets and some banks are showing interest in financing certain product types. This liquidity is contributing significantly to the Company's progress in reducing its nonaccrual loans and foreclosed assets.


NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS

- -------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30,      March 31,     Dec. 31,    Sept. 30,       June 30,
(in millions)                                          1994           1994         1993         1993           1993
- -------------------------------------------------------------------------------------------------------------------

Nonaccrual loans:
  Commercial (1)(2)                                  $  121         $  165       $  252       $  441         $  486
  Real estate 1-4 family first mortgage                  88             90           99           96             95
  Other real estate mortgage (3)                        410            413          578          850          1,035
  Real estate construction                               72            202          235          278            241
  Consumer:
    Real estate 1-4 family junior lien mortgage          19             22           27           25             28
    Other revolving credit and monthly payment            2              3            3            6             13
                                                     ------         ------       ------       ------         ------

      Total nonaccrual loans                            712            895        1,194        1,696          1,898

Restructured loans                                        5              5            6            6              7
                                                     ------         ------       ------       ------         ------

Nonaccrual and restructured loans                       717            900        1,200        1,702          1,905
As a percentage of total loans                          2.1%           2.7%         3.6%         5.1%           5.5%

Foreclosed assets (4)                                   344            354          348          357            391

Real estate investments (5)                              11             11           15           15             23
                                                     ------         ------       ------       ------         ------

Total nonaccrual and restructured loans
  and other assets                                   $1,072         $1,265       $1,563       $2,074         $2,319
                                                     ------         ------       ------       ------         ------
                                                     ------         ------       ------       ------         ------

- -------------------------------------------------------------------------------------------------------------------


(1) Includes loans to real estate developers of $41 million, $47 million, $91 million, $116 million and $115 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993 and June 30, 1993,
    respectively.
(2) Includes agricultural loans of $2 million, $2 million, $9 million, $24 million and $35 million at June 30,
    1994, March 31, 1994, December 31, 1993, September 30, 1993 and June 30, 1993, respectively.
(3) Includes agricultural loans secured by real estate of $3 million, $4 million, $24 million, $24 million and $26 million at June 30, 1994, March 31, 1994, December 31, 1993, September 30, 1993 and June 30, 1993,
    respectively.
(4) Includes agricultural properties of $25 million, $25 million, $26 million, $23 million and $31 million at June
    30, 1994, March 31, 1994, December 31, 1993, September 30, 1993 and June 30, 1993, respectively.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans.  Real estate investments totaled $28 million, $29 million, $34 million, $39 million and $51 million at June 30, 1994, March 31, 1994, December 31, 1993,
    September 30, 1993 and June 30, 1993, respectively.


Nonaccrual loans at June 30, 1994 declined for the seventh consecutive quarter following nine quarters of increases. This decline is expected to continue throughout 1994. The general decline of nonaccrual loans over the last seven quarters largely resulted from loan payments and loans returned to accrual, together with a reduction in new loans placed on nonaccrual. New loans placed on nonaccrual in the second quarter of 1994 increased for the first time since the second quarter of 1993. While the overall credit quality of the loan portfolio continues to improve, the Company anticipates that the amount of new loans placed on nonaccrual will fluctuate from quarter to quarter. The placement of commercial and real estate loans on nonaccrual, as well as transfers to foreclosed assets, are likely to continue to occur, although not at levels seen in the last three years, until, and for a period after, the current economic environment improves and the oversupply of properties is reduced with resulting increases in occupancy and rental rates. It may take years to absorb the surplus office capacity in certain geographic markets (particularly in Southern California) where the Company has commercial real estate outstandings.

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.


- -------------------------------------------------------------------------------------------------------------------
                                                    June 30,      March 31,     Dec. 31,    Sept. 30,       June 30,
(in millions)                                          1994           1994         1993         1993           1993
- -------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                          $895         $1,194       $1,696       $1,898         $1,966
New loans placed on nonaccrual                          133             52          113          195            264
Charge-offs                                             (27)           (35)         (55)         (90)           (71)
Payments                                                (91)          (121)        (309)        (188)          (144)
Transfers to foreclosed assets                          (27)           (37)         (64)         (32)          (104)
Transfers from foreclosed assets (1)                     --             --           --           --             99
Loans returned to accrual                              (172)          (157)        (188)         (81)          (107)
Loans sold                                               --             (3)          --           (2)            (5)
Other additions (deductions)                              1              2            1           (4)            --
                                                       ----         ------       ------       ------         ------

BALANCE, END OF QUARTER                                $712         $  895       $1,194       $1,696         $1,898
                                                       ----         ------       ------       ------         ------
                                                       ----         ------       ------       ------         ------

- -------------------------------------------------------------------------------------------------------------------


(1) Reclassification due to clarification of criteria used in determining when a loan is in-substance foreclosed.


The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended June 30, 1994 and March 31, 1994.


- -------------------------------------------------------------------------------------------------------------------
                                                   Real estate
                                                    1-4 family   Other real
                                                         first       estate  Real estate
(in millions)                           Commercial    mortgage     mortgage construction    Consumer          Total
- -------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1994
Balance, beginning of quarter                 $165         $90        $ 413         $202         $25         $  895
New loans placed on nonaccrual (1)              19           9           90           14           1            133
Charge-offs                                     (4)         (1)         (22)          --          --            (27)
Payments:
  Principal                                    (21)         (9)         (19)         (26)         (4)           (79)
  Interest applied to principal                 (5)         --           (6)          --          (1)           (12)
Transfers to foreclosed assets                  (6)         --          (19)          (2)         --            (27)
Loans returned to accrual                      (27)         (1)         (35)        (109)         --           (172)
Other additions (deductions)                    --          --            8           (7)         --              1
                                              ----         ---        -----         ----         ---         ------

Balance, end of quarter                       $121         $88        $ 410         $ 72         $21         $  712
                                              ----         ---        -----         ----         ---         ------
                                              ----         ---        -----         ----         ---         ------


QUARTER ENDED MARCH 31, 1994
Balance, beginning of quarter                 $252         $99        $ 578         $235         $30         $1,194
New loans placed on nonaccrual                  15           9           25            2           1             52
Charge-offs                                    (22)         --          (12)          (1)         --            (35)
Payments:
  Principal                                    (32)         (6)         (45)         (18)         (3)          (104)
  Interest applied to principal                 (5)         --           (8)          (4)         --            (17)
Transfers to foreclosed assets                  --          (6)         (16)         (12)         (3)           (37)
Loans returned to accrual                      (43)         (3)        (111)          --          --           (157)
Loans sold                                      --          (3)          --           --          --             (3)
Other additions                                 --          --            2           --          --              2
                                              ----         ---        -----         ----         ---         ------

Balance, end of quarter                       $165         $90        $ 413         $202         $25         $  895
                                              ----         ---        -----         ----         ---         ------
                                              ----         ---        -----         ----         ---         ------

- -------------------------------------------------------------------------------------------------------------------


(1) Additions to other real estate mortgage loans include $28 million for land (excluding 1-4 family land) and $22 million for office buildings.


The table below summarizes the quarterly trend of the changes in foreclosed assets.


- ----------------------------------------------------------------------------------------------------
                                           JUNE 30,   March 31,    Dec. 31,    Sept. 30,    June 30,
(in millions)                                 1994        1994        1993         1993        1993
- ----------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                 $354        $348        $357         $391        $510
Additions                                       63          62         100           65         150
Sales                                          (63)        (42)        (89)         (76)       (117)
Charge-offs                                     (3)         (8)        (10)          (8)        (23)
Write-downs                                     (3)         (6)         (7)         (10)        (18)
Transfers to nonaccrual loans (1)               --          --          --           --         (99)
Other deductions                                (4)         --          (3)          (5)        (12)
                                              ----        ----        ----         ----        ----

BALANCE, END OF QUARTER                       $344        $354        $348         $357        $391
                                              ----        ----        ----         ----        ----
                                              ----        ----        ----         ----        ----

- ----------------------------------------------------------------------------------------------------


(1) Reclassification due to clarification of criteria used in determining when a loan is in-substance foreclosed.

Approximately 52% of the foreclosed assets at June 30, 1994 have been in the Company's portfolio less than one year.


Nonaccrual Loans by Performance Category
- ----------------------------------------

At June 30, 1994, an estimated $336 million, or 47%, of nonaccrual loans were less than 90 days past due, including an estimated $242 million, or 34%, that were current (less than 30 days past due) as to payment of principal and interest. This compares with an estimated $489 million, or 55%, of nonaccrual loans that were less than 90 days past due at March 31, 1994, including an estimated $363 million, or 41%, that were current.

For all loans on nonaccrual during the second and first quarter of 1994 (including loans no longer on nonaccrual at June 30, 1994 and March 31, 1994), cash interest payments of $18 million and $23 million, respectively, were received while the loans were on nonaccrual status. Of the $18 million received in the second quarter, $7 million was recognized as interest income and $11 million was applied to principal. Of the $23 million received in the first quarter, $6 million was recognized as interest income and $17 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $830 million and $1,094 million for the quarters ended June 30, 1994 and March 31, 1994, respectively.

The table on the following page presents the estimated amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of the second and first quarters of 1994. There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal. The ratio of book to contractual principal balance was 66% at June 30, 1994, compared with 68% at March 31, 1994.


- --------------------------------------------------------------------------------------------------------------
                                                                                     Cumulative
                                                                                           cash
                                                             Book                      interest    Contractual
                                                        principal     Cumulative     applied to      principal
(in millions)                                             balance  charge-offs(5)   principal(5)       balance
- --------------------------------------------------------------------------------------------------------------
                                                                                                 JUNE 30, 1994
                                                        ------------------------------------------------------
Contractually past due (1):

 Payments not made (2):
   90 days or more past due                                 $ 155          $   4         $   --         $  159
   Less than 90 days past due                                  14              1             --             15
                                                            -----          -----         ------         ------
                                                              169              5             --            174
                                                            -----          -----         ------         ------

 Payments made (3):
   90 days or more past due                                   221             80             27            328
   Less than 90 days past due                                  80             43             20            143
                                                            -----          -----         ------         ------
                                                              301            123             47            471
                                                            -----          -----         ------         ------

      Total past due                                          470            128             47            645

Contractually current (4)                                     242            125             61            428
                                                            -----          -----         ------         ------

Total nonaccrual loans                                      $ 712          $ 253         $  108         $1,073
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

                                                                                                March 31, 1994
                                                          ----------------------------------------------------
Contractually past due (1):

 Payments not made (2):
   90 days or more past due                                 $ 136          $   4         $   --         $  140
   Less than 90 days past due                                   4              6             --             10
                                                            -----          -----         ------         ------
                                                              140             10             --            150
                                                            -----          -----         ------         ------

 Payments made (3):
   90 days or more past due                                   270            127             38            435
   Less than 90 days past due                                 122             61             36            219
                                                            -----          -----         ------         ------
                                                              392            188             74            654
                                                            -----          -----         ------         ------

      Total past due                                          532            198             74            804

Contractually current (4)                                     363            102             55            520
                                                            -----          -----         ------         ------

Total nonaccrual loans                                      $ 895          $ 300         $  129         $1,324
                                                            -----          -----         ------         ------
                                                            -----          -----         ------         ------

- --------------------------------------------------------------------------------------------------------------


(1) Contractually past due is defined as a borrower whose loan principal or interest payment is 30 days or more past due.
(2) Borrower has made no payments since being placed on nonaccrual.
(3) Borrower has made some payments since being placed on nonaccrual.  Approximately $239 million and $283 million of these loans had some payments made on them during the second and first quarters of 1994, respectively.
(4) Contractually current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan.  All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(5) Cumulative amounts recorded since inception of the loan.


Loans 90 Days or More Past Due and Still Accruing
- -------------------------------------------------

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are consumer loans or real estate 1-4 family first mortgage loans that are exempt under regulatory rules from being classified as nonaccrual. The balance at June 30, 1994 does not include $38 million for 1-4 family first mortgage loan customers and $2 million for 1-4 family junior lien mortgage loan customers affected by the January 1994 Northridge earthquake who applied for and received a deferment of payments, ranging from three to six months. These loans are considered current under the new terms of the deferment agreement.


- -------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30,      March 31,     Dec. 31,    Sept. 30,       June 30,
(in millions)                                          1994           1994         1993         1993           1993
- -------------------------------------------------------------------------------------------------------------------
Commercial                                             $  7           $  6          $ 4         $ 10           $  2
Real estate 1-4 family first mortgage                    25             19           19           31             21
Other real estate mortgage                               53             68           14           28             53
Real estate construction                                  4             11            8            4              8
Consumer:
  Real estate 1-4 family junior lien mortgage             7              6            6            8              9
  Credit card                                            33             40           43           42             46
  Other revolving credit and monthly payment              2              1            1            2              2
                                                       ----           ----          ---         ----           ----
    Total consumer                                       42             47           50           52             57
Lease financing                                          --              1           --           --             --
                                                       ----           ----          ---         ----           ----

  Total                                                $131           $152          $95         $125           $141
                                                       ----           ----          ---         ----           ----
                                                       ----           ----          ---         ----           ----

- -------------------------------------------------------------------------------------------------------------------



ALLOWANCE FOR LOAN LOSSES


- -------------------------------------------------------------------------------------------------------------------
                                                                          Quarter ended            Six months ended
                                                    -----------------------------------      ----------------------
                                                    JUNE 30,      March 31,     June 30,     JUNE 30,       June 30,
(in millions)                                          1994           1994         1993         1994           1993
- -------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                         $2,121         $2,122       $2,122       $2,122         $2,067

Provision for loan losses                                60             60          140          120            350

Loan charge-offs:
  Commercial (1)                                         (5)           (25)         (29)         (30)           (58)
  Real estate 1-4 family first mortgage                  (6)            (5)          (7)         (11)           (12)
  Other real estate mortgage                            (22)           (13)         (49)         (35)          (115)
  Real estate construction                               (1)            (4)         (16)          (5)           (40)
  Consumer:
    Real estate 1-4 family junior lien mortgage          (7)            (8)          (6)         (15)           (14)
    Credit card                                         (35)           (40)         (48)         (75)           (95)
    Other revolving credit and monthly payment          (10)            (8)         (10)         (18)           (23)
                                                     ------         ------       ------       ------         ------
      Total consumer                                    (52)           (56)         (64)        (108)          (132)
  Lease financing                                        (4)            (4)          (5)          (8)           (10)
                                                     ------         ------       ------       ------         ------
        Total loan charge-offs                          (90)          (107)        (170)        (197)          (367)
                                                     ------         ------       ------       ------         ------

Loan recoveries:
  Commercial (2)                                         12              8           15           20             37
  Real estate 1-4 family first mortgage                   1              3            1            4              1
  Other real estate mortgage                              2             10            4           12             12
  Real estate construction                                2              5            1            7              1
  Consumer:
    Real estate 1-4 family junior lien mortgage           1              1           --            2              1
    Credit card                                           7              5            6           12             11
    Other revolving credit and monthly payment            2              3            3            5              6
                                                     ------         ------       ------       ------         ------
      Total consumer                                     10              9            9           19             18
  Lease financing                                         2             11            2           13              5
                                                     ------         ------       ------       ------         ------
        Total loan recoveries                            29             46           32           75             74
                                                     ------         ------       ------       ------         ------
           Total net loan charge-offs                   (61)           (61)        (138)        (122)          (293)
                                                     ------         ------       ------       ------         ------

BALANCE, END OF PERIOD                               $2,120         $2,121       $2,124       $2,120         $2,124
                                                     ------         ------       ------       ------         ------
                                                     ------         ------       ------       ------         ------

Total net loan charge-offs as a percentage
  of average total loans (annualized)                   .73%           .74%        1.60%         .74%          1.67%
                                                     ------         ------       ------       ------         ------
                                                     ------         ------       ------       ------         ------

Allowance as a percentage of total loans               6.20%          6.34%        6.18%        6.20%          6.18%
                                                     ------         ------       ------       ------         ------
                                                     ------         ------       ------       ------         ------

- -------------------------------------------------------------------------------------------------------------------


(1) Includes charge-offs of loans to real estate developers of none, $10 million and none in the quarters ended
    June 30, 1994, March 31, 1994 and June 30, 1993, respectively, and $10 million and $4 million in the six months ended June 30, 1994 and 1993, respectively.
(2) Includes recoveries from loans to real estate developers of none in the quarters ended June 30, 1994, March 31,
    1994 and June 30, 1993, and none and $1 million in the six months ended June 30, 1994 and 1993, respectively.


The table below presents net charge-offs by loan category.


- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Quarter ended
                                                                ------------------------------------------------------------------
                                                                      JUNE 30, 1994          March 31, 1994          June 30, 1993
                                                                -------------------      ------------------    -------------------
                                                                               % OF                    % of                   % of
                                                                            AVERAGE                 average                average
(in millions)                                                    AMOUNT     LOANS(1)     Amount     loans(1)    Amount     loans(1)
- ----------------------------------------------------------------------------------------------------------------------------------
Commercial                                                          $(7)       (.41)%       $17        1.01 %     $ 14         .78%
Real estate 1-4 family first mortgage                                 5         .24           2         .10          6         .36
Other real estate mortgage                                           20        1.00           3         .18         45        1.89
Real estate construction                                             (1)       (.57)         (1)       (.31)        15        4.46
Consumer:
  Real estate 1-4 family junior lien mortgage                         6         .71           7         .78          6         .57
  Credit card (2)                                                    28        4.49          35        5.39         42        6.49
  Other revolving credit and monthly payment                          8        1.39           5        1.18          7        1.46
                                                                    ---                     ---                   ----
    Total consumer                                                   42        2.11          47        2.35         55        2.57
Lease financing                                                       2         .68          (7)      (2.36)         3         .97
                                                                    ---                     ---                   ----

  Total net loan charge-offs                                        $61         .73 %       $61         .74 %     $138        1.60%
                                                                    ---        ----         ---       -----       ----        ----
                                                                    ---        ----         ---       -----       ----        ----

- ----------------------------------------------------------------------------------------------------------------------------------


(1) Calculated on an annualized basis.
(2) The second quarter of 1994 includes $2 million of recoveries from the sale of previously charged off loans.


Total net charge-offs for the second quarter of 1994 were .73% of average total loans on an annualized basis. Net charge-offs were largely due to credit card loans and other real estate mortgage loans. Credit card net charge-offs were primarily due to bankruptcies and the current economic environment (particularly in Southern California). The other real estate mortgage net charge-offs were substantially due to loans related to land (excluding 1-4 family land) and shopping centers.

Although net charge-offs during 1991 and 1992 were higher than historical norms, they steadily declined during 1993 and are expected to remain lower in 1994 than 1993 due to the improvement in the credit quality of the Company's loan portfolio.

The Company considers the allowance for loan losses of $2,120 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at June 30, 1994. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators.

Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and 15; however, it does not address the overall adequacy of the allowance for loan losses. The Statement is effective January 1, 1995, and can only be applied prospectively. The Company does not currently intend to implement the Statement before its effective date. Based on the information available at June 30, 1994 and the Company's current interpretations of FAS 114, the allowance will not increase as a result of adopting this Statement.


OTHER ASSETS

- --------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,   December 31,       June 30,
(in millions)                                                               1994           1993           1993
- --------------------------------------------------------------------------------------------------------------
Net deferred tax asset (1)                                                $  942         $  884         $  806
Nonmarketable equity investments                                             399            396            348
Certain identifiable intangible assets                                       361            373            413
Foreclosed assets                                                            344            348            391
Other                                                                        423            423            546
                                                                          ------         ------         ------

  Total other assets                                                      $2,469         $2,424         $2,504
                                                                          ------         ------         ------
                                                                          ------         ------         ------

- --------------------------------------------------------------------------------------------------------------


(1) Net of a valuation allowance of $2 million, $2 million and $5 million at June 30, 1994, December 31, 1993 and June 30, 1993, respectively.


The Company estimates that approximately $819 million of the $942 million net deferred tax asset at June 30, 1994 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $123 million relates to approximately $1.6 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $19 million, $20 million and $23 million for the quarters ended June 30, 1994, December 31, 1993 and June 30, 1993, respectively.

DEPOSITS


- --------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,   December 31,       June 30,
(in millions)                                                               1994           1993           1993
- --------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                                      $ 9,475        $ 9,719        $ 9,047
Interest-bearing checking                                                  4,498          4,789          4,474
Savings                                                                    2,577          2,544          2,690
Market rate savings                                                       16,663         17,084         16,514
Savings certificates                                                       7,036          7,155          7,867
                                                                         -------        -------        -------
  Core deposits                                                           40,249         41,291         40,592
Other                                                                        956            353            342
                                                                         -------        -------        -------



   Total deposits                                                        $41,205        $41,644        $40,934
                                                                         -------        -------        -------
                                                                         -------        -------        -------

- --------------------------------------------------------------------------------------------------------------


CAPITAL ADEQUACY/RATIOS

Risk-based capital (RBC) guidelines issued by the Federal Reserve Board (FRB) establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. The Company's Tier 1 and Tier 2 capital components are presented on the following page. The guidelines require a minimum total RBC ratio of 8%, with at least half of the total capital in the form of Tier 1 capital. To supplement the RBC guidelines, the FRB established a minimum leverage ratio guideline of 3% of Tier 1 capital to average total assets.

The decrease in the Company's RBC and leverage ratios at June 30, 1994 compared with December 31, 1993 resulted primarily from the repurchase of 555,853 shares of common stock during the first quarter of 1994 and 1,124,856 shares of common stock in the second quarter of 1994 and secondarily from the redemption of $150 million in Series A preferred stock (at its liquidation preference carrying amount) in the first quarter of 1994.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At June 30, 1994, the Bank had a Tier 1 RBC ratio of 10.81%, a combined Tier 1 and Tier 2 ratio of 14.01% and a leverage ratio of 7.68%.

The table below presents the Company's risk-based capital and leverage ratios.


- --------------------------------------------------------------------------------------------------------------
                                                                         JUNE 30,       Dec. 31,       June 30,
(in billions)                                                               1994           1993           1993
- --------------------------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                                             $  3.6         $  3.7         $  3.4
  Preferred stock                                                             .5             .6             .6
  Less goodwill and other deductions (1)                                     (.4)           (.5)           (.5)
                                                                          ------         ------         ------
    Total Tier 1 capital                                                     3.7            3.8            3.5
                                                                          ------         ------         ------
Tier 2:
  Mandatory convertible debt                                                  .1             .1             .1
  Subordinated debt and unsecured senior debt                                1.1            1.1            1.3
  Allowance for loan losses allowable in Tier 2                               .5             .4             .5
                                                                          ------         ------         ------
    Total Tier 2 capital                                                     1.7            1.6            1.9
                                                                          ------         ------         ------

      Total risk-based capital                                            $  5.4         $  5.4         $  5.4
                                                                          ------         ------         ------
                                                                          ------         ------         ------

Risk-weighted balance sheet assets                                        $ 36.6         $ 36.1         $ 37.3
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                                      1.6            1.3            1.4
  Standby letters of credit                                                   .6             .6             .7
  Other                                                                       .1             .2             .2
                                                                          ------         ------         ------
    Total risk-weighted off-balance sheet items                              2.3            2.1            2.3
                                                                          ------         ------         ------
Goodwill and other deductions (1)                                            (.4)           (.5)           (.5)
Allowance for loan losses not included in Tier 2                            (1.6)          (1.7)          (1.6)
                                                                          ------         ------         ------

      Total risk-weighted assets                                          $ 36.9         $ 36.0         $ 37.5
                                                                          ------         ------         ------
                                                                          ------         ------         ------

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                                  10.06%         10.48%          9.31%
  Total capital (8% minimum requirement)                                   14.56          15.12          14.33

Leverage ratio (3% minimum requirement) (2)                                 7.20%          7.39%          6.94%

- --------------------------------------------------------------------------------------------------------------


(1) Other deductions include the unrealized net gain (loss) on available-for-sale investment securities carried at fair value, as currently required by federal regulatory agencies.
(2) Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital).


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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitivity gap indicates that there would be a net negative impact on the net interest margin of the Company over the next year in an increasing interest rate environment since the Company's liabilities would reprice to higher market interest rates before its assets would. A net positive impact would result from a decreasing interest rate environment. At June 30, 1994, the under-one-year cumulative gap was a $415 million (.8% of total assets) net liability position, compared with a $236 million (.5% of total assets) net liability position at March 31, 1994 and a $1,402 million (2.7% of total assets) net asset position at December 31, 1993. The increase in the net liability position at June 30, 1994 compared with March 31, 1994 was significantly due to an increase in short-term borrowings and deposits in foreign offices, as well as a lower level of investment securities that are expected to mature or prepay within a year due to the increasing interest rate environment. This was primarily offset by a decrease in market rate savings and an increase in the under-one-year balance of the real estate 1-4 family first mortgage portfolio.

Two adjustments to the cumulative gap provide comparability with banks that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments necessarily depict its interest rate risk. The first adjustment excludes noninterest earning assets, noninterest-bearing liabilities and stockholders' equity from the cumulative gap calculation so only earning assets, interest-bearing liabilities and interest rate financial contracts are reported. The second adjustment moves interest-bearing checking and savings deposits from the nonmarket, over-one-year liability category to the shortest rate maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $7.4 billion, $7.5 billion and $5.9 billion at June 30, 1994, March 31, 1994 and December 31, 1993, respectively.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

            4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

           11    Computation of Earnings Per Common Share

           99 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.26 and 1.90 for the quarters ended June 30, 1994 and 1993, respectively, and 2.30 and 1.76 for the six months ended 1994 and 1993, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.54 and 4.49 for the quarters ended June 30, 1994 and 1993, respectively, and 5.78 and 4.04 for the first half of 1994 and 1993, respectively.


      (b) The Company filed the following reports on Form 8-K during the second quarter of 1994 and through the date hereof:

          (1) April 19, 1994 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended March 31, 1994

          (2) July 20, 1994 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended June 30, 1994, the share repurchase program, the quarterly common stock dividend and the retirement of Chairman Carl E. Reichardt on December 31, 1994


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 1994.

                                WELLS FARGO & COMPANY

                                By:FRANK A. MOESLEIN
                                   ------------------------------------
                                   Frank A. Moeslein
                                   Executive Vice President and Controller
                                   (Principal Accounting Officer)