Form 10-Q
period 1994-09-30
WELLS FARGO & CO
filed 1994-11-10
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994
                          Commission file number 1-6214
                          _____________________________

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

                                                       Shares Outstanding
                                                        October 31, 1994
                                                       ------------------

     Common stock, $5 par value                            52,055,652

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

          Consolidated Statement of Income . . . . . . . . . . . . . . . . .   2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . .   3
          Consolidated Statement of Changes in Stockholders' Equity. . . . .   4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary Financial Data . . . . . . . . . . . . . . . . . . . . . .   6
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Earnings Performance . . . . . . . . . . . . . . . . . . . . . . .   8
            Net Interest Income. . . . . . . . . . . . . . . . . . . . . . .   8
            Noninterest Income . . . . . . . . . . . . . . . . . . . . . . .  12
            Noninterest Expense. . . . . . . . . . . . . . . . . . . . . . .  14
            Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  15
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . .  16
            Investment Securities. . . . . . . . . . . . . . . . . . . . . .  16
            Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .  18
              Commercial real estate . . . . . . . . . . . . . . . . . . . .  18
            Nonaccrual and Restructured Loans and Other Assets . . . . . . .  20
              Quarterly trend of changes in nonaccrual loans . . . . . . . .  21
              Changes in nonaccrual loans by loan category . . . . . . . . .  21
              Quarterly trend of changes in foreclosed assets. . . . . . . .  22
              Nonaccrual loans by performance category . . . . . . . . . . .  22
              Loans 90 days past due and still accruing. . . . . . . . . . .  24
            Allowance for Loan Losses. . . . . . . . . . . . . . . . . . . .  25
            Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  27
            Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
            Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . . .  28
            Asset/Liability Management . . . . . . . . . . . . . . . . . . .  30

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  32

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

================================================================================

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

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

========================================================================================================
                                                                         Quarter             Nine months
                                                              ended September 30,     ended September 30,
                                                              ------------------      ------------------
(in millions)                                                   1994        1993        1994        1993
- --------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                          $ 768       $ 745      $2,206      $2,322
Investment securities                                            185         174         567         494
Federal funds sold and securities
  purchased under resale agreements                                1           6           6          15
Other                                                             --          --           2          --
                                                               -----       -----      ------      ------
     Total interest income                                       954         925       2,781       2,831
                                                               -----       -----      ------      ------
INTEREST EXPENSE
Deposits                                                         218         211         624         659
Federal funds purchased and securities sold under
  repurchase agreements                                           28           7          54          23
Commercial paper and other short-term borrowings                   2           2           5           5
Senior and subordinated debt                                      49          50         144         153
                                                               -----       -----      ------      ------
     Total interest expense                                      297         270         827         840
                                                               -----       -----      ------      ------
NET INTEREST INCOME                                              657         655       1,954       1,991
Provision for loan losses                                         50         120         170         470
                                                               -----       -----      ------      ------
Net interest income after provision for loan losses              607         535       1,784       1,521
                                                               -----       -----      ------      ------
NONINTEREST INCOME
Service charges on deposit accounts                              119         106         355         311
Fees and commissions                                             104          98         281         285
Trust and investment services income                              52          48         152         142
Investment securities gains                                        1          --           8          --
Other                                                             31          12         110          60
                                                               -----       -----      ------      ------
     Total noninterest income                                    307         264         906         798
                                                               -----       -----      ------      ------
NONINTEREST EXPENSE
Salaries                                                         213         193         598         574
Employee benefits                                                 53          63         161         172
Net occupancy                                                     53          56         161         166
Equipment                                                         40          36         120         104
Federal deposit insurance                                         25          28          76          86
Other                                                            147         159         464         503
                                                               -----       -----      ------      ------
     Total noninterest expense                                   531         535       1,580       1,605
                                                               -----       -----      ------      ------
INCOME BEFORE INCOME TAX EXPENSE                                 383         264       1,110         714
Income tax expense                                               166          99         485         292
                                                               -----       -----      ------      ------

NET INCOME                                                     $ 217       $ 165      $  625      $  422
                                                               =====       =====      ======      ======

NET INCOME APPLICABLE TO COMMON STOCK                          $ 207       $ 152      $  592      $  384
                                                               =====       =====      ======      ======

PER COMMON SHARE
Net income                                                     $3.86       $2.74      $10.83      $ 6.92
                                                               =====       =====      ======      ======

Dividends declared                                             $1.00       $ .50      $ 3.00      $ 1.50
                                                               =====       =====      ======      ======

Average common shares outstanding                               53.6        55.7        54.7        55.5
                                                               =====       =====      ======      ======
========================================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

========================================================================================================
                                                          SEPTEMBER 30,     December 31,    September 30,
(in millions)                                                     1994             1993             1993
- --------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $ 2,828          $ 2,644          $ 2,490
Investment securities:
  At cost (estimated fair value
    $8,821, $9,978 and $12,959)                                  9,120            9,887           12,796
  At fair value                                                  3,140            3,171               --
                                                               -------          -------          -------
    Total investment securities                                 12,260           13,058           12,796
Federal funds sold and securities
  purchased under resale agreements                                 36            1,668              584

Loans                                                           34,951           33,099           33,606
Allowance for loan losses                                        2,110            2,122            2,123
                                                               -------          -------          -------
    Net loans                                                   32,841           30,977           31,483
                                                               -------          -------          -------
Due from customers on acceptances                                   81               70               83
Accrued interest receivable                                        313              297              318
Premises and equipment, net                                        883              898              908
Goodwill                                                           450              477              486
Other assets                                                     2,472            2,424            2,431
                                                               -------          -------          -------

  Total assets                                                 $52,164          $52,513          $51,579
                                                               =======          =======          =======

LIABILITIES
Noninterest-bearing deposits                                   $ 9,447          $ 9,719          $ 9,096
Interest-bearing deposits                                       30,553           31,925           31,769
                                                               -------          -------          -------
    Total deposits                                              40,000           41,644           40,865
Federal funds purchased and securities
  sold under repurchase agreements                               3,729            1,079            1,136
Commercial paper and other short-term borrowings                   186              188              235
Acceptances outstanding                                             81               70               83
Accrued interest payable                                            93               63              100
Other liabilities                                                  861              933              890
Senior debt                                                      1,732            2,256            2,190
Subordinated debt                                                1,460            1,965            1,928
                                                               -------          -------          -------

    Total liabilities                                           48,142           48,198           47,427
                                                               -------          -------          -------

STOCKHOLDERS' EQUITY
Preferred stock                                                    489              639              639
Common stock - $5 par value,
  authorized 150,000,000 shares;
  issued and outstanding 52,790,062 shares,
  55,812,592 shares and 55,786,482 shares                          264              279              279
Additional paid-in capital                                       1,084              551              545
Retained earnings                                                2,256            2,829            2,693
Cumulative foreign currency translation adjustments                 (4)              (4)              (4)
Investment securities valuation allowance                          (67)              21               --
                                                               -------          -------          -------

    Total stockholders' equity                                   4,022            4,315            4,152
                                                               -------          -------          -------

    Total liabilities and stockholders' equity                 $52,164          $52,513          $51,579
                                                               =======          =======          =======
========================================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

===============================================================================================
                                                                 Nine months ended September 30,
                                                                 ------------------------------
(in millions)                                                          1994                1993
- -----------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                         $  639              $  639
Preferred stock redeemed                                               (150)                 --
                                                                     ------              ------
Balance, end of period                                                  489                 639
                                                                     ------              ------

COMMON STOCK
Balance, beginning of period                                            279                 276
Common stock issued under employee benefit and
  dividend reinvestment plans                                             2                   3
Common stock repurchased                                                (17)                 --
                                                                     ------              ------
Balance, end of period                                                  264                 279
                                                                     ------              ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                            551                 506
Common stock issued under employee benefit and
  dividend reinvestment plans                                            34                  41
Common stock repurchased                                               (501)                 (2)
Transfer from retained earnings                                       1,000                  --
                                                                     ------              ------
Balance, end of period                                                1,084                 545
                                                                     ------              ------

RETAINED EARNINGS
Balance, beginning of period                                          2,829               2,392
Net income                                                              625                 422
Preferred stock dividends                                               (33)                (38)
Common stock dividends                                                 (165)                (83)
Transfer to additional paid-in capital                               (1,000)                 --
                                                                     ------              ------
Balance, end of period                                                2,256               2,693
                                                                     ------              ------

CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                                     (4)                 (4)
                                                                     ------              ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                             21                  --
Change in unrealized net gain, after applicable taxes                   (88)                 --
                                                                     ------              ------
Balance, end of period                                                  (67)                 --
                                                                     ------              ------

  Total stockholders' equity                                         $4,022              $4,152
                                                                     ======              ======
===============================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

===============================================================================================
                                                                 Nine months ended September 30,
                                                                 ------------------------------
(in millions)                                                          1994                1993
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  625              $  422
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                         170                 470
      Depreciation and amortization                                     183                 205
      Deferred income tax benefit                                       (20)                (85)
      Decrease in net deferred loan fees                                 (4)                 (4)
      Net increase in accrued interest receivable                       (16)                (17)
      Net increase in accrued interest payable                           30                  12
      Other, net                                                        (66)                187
                                                                     ------              ------

Net cash provided by operating activities                               902               1,190
                                                                     ------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities                        3,207               1,362
      Purchases                                                      (2,440)             (4,820)
    At fair value:
      Proceeds from sales                                                17                  --
      Proceeds from prepayments and maturities                          593                  --
      Purchases                                                        (723)                 --
  Net (increase) decrease in loans resulting from
    originations and collections                                     (2,060)              2,470
  Proceeds from sales (including participations) of loans                98                 239
  Purchases (including participations) of loans                        (243)                (20)
  Proceeds from sales of foreclosed assets                              199                 256
  Net decrease in federal funds sold and securities
    purchased under resale agreements                                 1,632                 599
  Other, net                                                            (83)                (41)
                                                                     ------              ------

Net cash provided by investing activities                               197                  45
                                                                     ------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                           (1,644)             (1,379)
  Net increase (decrease) in short-term borrowings                    2,648                (142)
  Proceeds from issuance of senior debt                                  --                 565
  Proceeds from issuance of subordinated debt                            --                 150
  Repayment of senior debt                                             (517)               (522)
  Repayment of subordinated debt                                       (526)               (100)
  Proceeds from issuance of common stock                                 36                  44
  Repurchase of common stock                                           (518)                 (2)
  Redemption of preferred stock                                        (150)                 --
  Payment of cash dividends                                            (198)               (121)
  Other, net                                                            (46)                 72
                                                                     ------              ------

Net cash used by financing activities                                  (915)             (1,435)
                                                                     ------              ------

  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)              184                (200)

Cash and cash equivalents at beginning of period                      2,644               2,690
                                                                     ------              ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $2,828              $2,490
                                                                     ======              ======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $  797              $  828
                                                                     ======              ======

    Income taxes                                                     $  542              $  335
                                                                     ======              ======

  Noncash investing activities:
    Transfers from loans to foreclosed assets                        $  155              $  305
                                                                     ======              ======
    Transfers from foreclosed assets to nonaccrual loans             $   --              $   99
                                                                     ======              ======
===============================================================================================

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

==================================================================================================================================
                                                                                      % Change
                                                         Quarter ended     Sept. 30, 1994 from       Nine months ended
                                      --------------------------------     -------------------    --------------------
                                      SEPT. 30,    June 30,   Sept. 30,    June 30,   Sept. 30,   SEPT. 30,   Sept. 30,          %
(in millions)                             1994        1994        1993        1994        1993        1994        1993      Change
- ----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                            $    217    $    206    $    165           5 %        32 %  $    625    $    422          48 %
Per common share
  Net income                          $   3.86    $   3.57    $   2.74           8          41    $  10.83    $   6.92          57
  Dividends declared                      1.00        1.00         .50          --         100        3.00        1.50         100

Average common shares outstanding         53.6        54.8        55.7          (2)         (4)       54.7        55.5          (1)

Profitability ratios (annualized)
  Net income to average total
    assets (ROA)                          1.65%       1.59%       1.29%          4          28        1.61%       1.11%         45
  Net income applicable to common
    stock to average common
      stockholders' equity (ROE)         22.99       21.67       17.75           6          30       21.91       15.61          40

Efficiency ratio (1)                      55.1%       55.2%       58.2%         --          (5)       55.3%       57.5%         (4)

Average loans                         $ 34,325    $ 33,630    $ 33,682           2           2    $ 33,607    $ 34,692          (3)
Average assets                          52,061      52,013      51,009          --           2      51,768      50,946           2
Average core deposits                   39,466      40,232      40,272          (2)         (2)     40,025      40,288          (1)

Net interest margin                       5.53%       5.56%       5.65%         (1)         (2)       5.55%       5.76%         (4)

Average staff (full-time equivalent)    19,700      19,500      20,700           1          (5)     19,600      21,000          (7)

AT PERIOD END
Investment securities                 $ 12,260    $ 13,328    $ 12,796          (8)         (4)   $ 12,260    $ 12,796          (4)
Loans                                   34,951      34,172      33,606           2           4      34,951      33,606           4
Allowance for loan losses                2,110       2,120       2,123          --          (1)      2,110       2,123          (1)
Assets                                  52,164      52,287      51,579          --           1      52,164      51,579           1
Core deposits                           39,097      40,249      40,532          (3)         (4)     39,097      40,532          (4)
Common stockholders' equity              3,533       3,637       3,513          (3)          1       3,533       3,513           1
Stockholders' equity                     4,022       4,126       4,152          (3)         (3)      4,022       4,152          (3)
Tier 1 capital (2)                       3,620       3,711       3,639          (2)         (1)      3,620       3,639          (1)
Total capital (Tiers 1 and 2) (2)        5,244       5,372       5,360          (2)         (2)      5,244       5,360          (2)

Capital ratios
  Common stockholders' equity
    to assets                             6.77%       6.96%       6.81%         (3)         (1)       6.77%       6.81%         (1)
  Stockholders' equity to assets          7.71        7.89        8.05          (2)         (4)       7.71        8.05          (4)
  Risk-based capital (2)
    Tier 1 capital                        9.62       10.06        9.91          (4)         (3)       9.62        9.91          (3)
    Total capital                        13.93       14.56       14.60          (4)         (5)      13.93       14.60          (5)
  Leverage (2)                            7.01        7.20        7.21          (3)         (3)       7.01        7.21          (3)

Book value per common share           $  66.93    $  67.04    $  62.98          --           6    $  66.93    $  62.98           6

COMMON STOCK PRICE
High                                  $160-3/8    $159-1/2    $127-3/8           1          26    $160-3/8    $127-3/8          26
Low                                    145-1/8     136-5/8     107-1/4           6          35     127-5/8      75-1/2          69
Period end                             145-1/8     150-3/8     126-3/8          (3)         15     145-1/8     126-3/8          15
==================================================================================================================================

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

Net income in the third quarter of 1994 was $217 million, compared with $165 million in the third quarter of 1993, an increase of 32%. Per share earnings for the third quarter of 1994 were $3.86 per share, compared with $2.74 per share in the third quarter of 1993, an increase of 41%. A significant portion of the increase in earnings from a year ago was due to a lower loan loss provision. The percentage increase in per share earnings was greater than the percentage increase in net income due to the Company's continuing stock repurchase program. Net income for the first nine months of 1994 was $625 million, or $10.83 per share, compared with $422 million, or $6.92 per share, in the first nine months of 1993.

Return on average assets (ROA) was 1.65% and 1.61% in the third quarter and first nine months of 1994, compared with 1.29% and 1.11% in the same periods of 1993, respectively. Return on average common equity (ROE) was 22.99% and 21.91% in the third quarter and first nine months of 1994, respectively, compared with 17.75% and 15.61% in the same periods of 1993, respectively.

Net interest income on a taxable-equivalent basis was $656 million in the third quarter of 1994 and 1993. The Company's net interest margin was 5.53% for the third quarter of 1994, down from 5.65% in the same quarter of 1993. A major portion of the decrease was due to higher funding costs.

Noninterest income in the third quarter of 1994 was $307 million, compared with $264 million in the same quarter of 1993, an increase of 16%. The increase was primarily due to a $36 million accrual related to the disposition of owned and leased premises that reduced noninterest income in the third quarter of 1993. A $13 million increase in service charges on deposit accounts and a $12 million increase in mutual fund and annuity sales fees also contributed to the increase.

Noninterest expense in the third quarter of 1994 was $531 million, down 1% from $535 million. A decline in foreclosed assets expense was largely offset by a higher level of incentive compensation.

The Company's provision for loan losses was $50 million in the third quarter of 1994, compared with $60 million in the second quarter of 1994 and $120 million in the third quarter of 1993. The provision was $170 million in the first nine months of 1994, compared with $470 million in the first nine months of 1993. During the third quarter of 1994, net charge-offs totaled $60 million, or .69% of average total loans (annualized). This compared with $61 million, or .73%, during the second quarter of 1994 and $121 million, or 1.42%, during the third quarter of 1993. The allowance for loan losses was 6.04% of total loans at September 30, 1994, compared with 6.20% at June 30, 1994 and 6.32% at
September 30, 1993.

Loan balances increased 4% since the end of the third quarter of 1993, rising to $34,951 million at September 30, 1994.

Total nonaccrual and restructured loans were $641 million, or 1.8% of total loans, at September 30, 1994, compared with $717 million, or 2.1%, at June 30, 1994 and $1,702 million, or 5.1%, at September 30, 1993. Loans new to nonaccrual in the third quarter of 1994 were $93 million, compared with $133 million in the second quarter of 1994 and $195 million in the third quarter of 1993. At September 30, 1994, an estimated $319 million, or 50%, of nonaccrual loans were less than 90 days past due, compared with an estimated $336 million, or 47%, at June 30, 1994. Foreclosed assets amounted to $306 million at September 30, 1994, $344 million at June 30, 1994 and $357 million at
September 30, 1993.

Common equity to total assets was 6.77% at September 30, 1994, compared with 6.96% and 6.81% at June 30, 1994 and September 30, 1993, respectively. The Company's total risk-based capital ratio at September 30, 1994 was 13.93% and its Tier 1 risk-based capital ratio was 9.62%, exceeding the minimum guidelines of 8% and 4%, respectively. At June 30, 1994, these risk-based capital ratios were 14.56% and 10.06%, respectively. The decrease in total and Tier 1 risk-based capital ratios between June 30, 1994 and September 30, 1994 resulted primarily from the repurchase of 1,777,598 shares of common stock during the third quarter. Total and Tier 1 risk-based capital ratios at September 30, 1993 were 14.60% and 9.91%, respectively. The leverage ratios were 7.01%, 7.20% and 7.21% at September 30, 1994, June 30, 1994 and September 30, 1993, respectively.

During the third quarter, business conditions in California continued to improve, although the pace was moderate and hesitant. Job gains stabilized, while consumer spending increased moderately. Home sales were still buoyant but below their peak in the first quarter. Building activity rose somewhat in both residential and commercial markets. The general belief is that the economic recovery in California is continuing at a moderate pace.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $656 million in the third quarter of 1994 and 1993. Taxable-equivalent net interest income was $1,954 million in the first nine months of 1994, compared with $1,993 million in the same period of 1993. Individual components of net interest income and net interest margin are presented in the rate/yield table on pages 10 and 11.

The Company's net interest margin was 5.53% for the third quarter of 1994, compared with 5.65% for the third quarter of 1993. The decrease was predominantly due to higher funding costs and lower hedging income, primarily offset by higher yields on earning assets.

Hedging income from derivative contracts decreased approximately $49 million, or 42 basis points of the net interest margin, from the third quarter of 1993 and $122 million, or 35 basis points, from the nine months ended September 30, 1993, primarily due to the maturity of contracts. The interest rate derivative contracts that are maturing, primarily purchased interest rate floor contracts and interest rate swaps in which the Company receives a fixed rate, were entered into during a higher interest rate environment and have benefited from the subsequent decline in rates. Any new replacement contracts are not expected to result in the same hedging income as the maturing contracts due to the comparatively lower rate environment.

Loans averaged $34.3 billion in the third quarter of 1994, a 2% increase from $33.7 billion in the third quarter of 1993. The largest increase occurred in 1-4 family first mortgage loans. The majority of this increase was due to the shift in originations from 30-year fixed rate loans to adjustable rate mortgages, which have generally been held for portfolio purposes. Loans totaled $35.0 billion at September 30, 1994, up 2% from June 30, 1994 and up 6% from December 31, 1993. This is the third consecutive quarterly increase in loan balances since 1990. The Company expects loan balances at December 31, 1994 to be higher than balances at September 30, 1994.

Investment securities averaged $12.8 billion during the third quarter of 1994, an 8% increase from $11.9 billion in the third quarter of 1993. However, investment securities totaled $12.3 billion at September 30, 1994, down 8% from June 30, 1994 and down 6% from December 31, 1993. Investment securities are expected to continue to decrease as the cash received from their maturities is used to fund loan growth.

Average core deposits were $39.5 billion and $40.3 billion in the third quarters of 1994 and 1993, respectively, and funded 76% and 79% of the Company's average total assets in the same quarters of 1994 and 1993, respectively.

Despite the recent rise in interest rates, the net interest margin and net interest income for the fourth quarter of 1994 are expected to remain about the same as the third quarter of 1994, assuming that there are no significant increases in deposit rates. In the long-term, the net interest margin is expected to decline modestly, assuming that deposit rates will gradually increase in response to rising market interest rates. However, net interest income is not currently expected to change significantly.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)
===================================================================================================================================
                                                                                                         Quarter ended September 30,
                                                                -------------------------------------------------------------------
                                                                                           1994                                1993
                                                                -------------------------------     -------------------------------
                                                                                       INTEREST                            Interest
                                                                AVERAGE      YIELDS/     INCOME/    Average      Yields/     income/
(in millions)                                                   BALANCE       RATES     EXPENSE     balance       rates     expense
- -----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities:
  At cost:
    U.S. Treasury securities                                    $ 2,382        4.66%       $ 28     $ 2,323        4.91%       $ 29
    Securities of U.S. government agencies
      and corporations                                            5,808        6.00          87       8,092        6.31         128
    Obligations of states and political subdivisions                 16          --          --          20          --          --
    Private collateralized mortgage obligations                   1,358        5.74          19       1,265        4.93          16
    Other securities                                                117        5.52           2         173        5.47           2
                                                                -------                    ----     -------                    ----
      Total investment securities at cost                         9,681        5.63         136      11,873        5.88         175
  At fair value (2):
    U.S. Treasury securities                                        293        6.65           5          --          --          --
    Securities of U.S. government agencies
      and corporations                                            1,503        5.78          23          --          --          --
    Private collateralized mortgage obligations                   1,245        6.00          20          --          --          --
    Other securities                                                 67       14.43           1          --          --          --
                                                                -------                    ----     -------                    ----
      Total investment securities at fair value                   3,108        6.06          49          --          --          --
                                                                -------                    ----     -------                    ----
        Total investment securities                              12,789        5.74         185      11,873        5.88         175
Federal funds sold and securities purchased
  under resale agreements                                            80        4.71           1         804        3.17           6
Loans:
  Commercial                                                      7,218        9.20         167       6,917        9.10         159
  Real estate 1-4 family first mortgage                           8,754        6.80         149       6,726        7.67         129
  Other real estate mortgage                                      7,982        8.74         176       9,357        8.24         194
  Real estate construction                                          969        9.88          24       1,234        8.08          25
  Consumer:
    Real estate 1-4 family junior lien mortgage                   3,342        7.84          66       3,866        6.91          67
    Credit card                                                   2,744       15.46         106       2,543       15.53          98
    Other revolving credit and monthly payment                    2,010        9.75          49       1,846        9.51          44
                                                                -------                    ----     -------                    ----
      Total consumer                                              8,096       10.90         221       8,255       10.15         209
  Lease financing                                                 1,277        9.15          29       1,190        9.81          29
  Foreign                                                            29          --          --           3          --          --
                                                                -------                    ----     -------                    ----
        Total loans                                              34,325        8.89         766      33,682        8.82         745
Other                                                                53        5.94           1          --          --          --
                                                                -------                    ----     -------                    ----
          Total earning assets                                  $47,247        8.02         953     $46,359        7.96         926
                                                                =======                    ----     =======                    ----
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                                   $ 4,585         .98          11     $ 4,604        1.08          12
    Savings deposits                                              2,553        1.99          13       2,668        2.08          14
    Market rate savings                                          16,314        2.42          99      16,837        2.23          95
    Savings certificates                                          7,000        4.27          75       7,671        4.33          84
    Certificates of deposit                                         206        7.67           4         211        7.83           4
    Other time deposits                                              92        6.56           2         107        6.65           2
    Deposits in foreign offices                                   1,203        4.52          14           8          --          --
                                                                -------                    ----     -------                    ----
        Total interest-bearing deposits                          31,953        2.71         218      32,106        2.61         211
  Federal funds purchased and securities sold
    under repurchase agreements                                   2,427        4.50          28       1,052        2.79           7
  Commercial paper and other short-term borrowings                  210        4.31           2         243        3.00           2
  Senior debt                                                     1,912        5.65          27       2,135        4.57          24
  Subordinated debt                                               1,456        6.07          22       1,921        5.26          26
                                                                -------                    ----     -------                    ----
        Total interest-bearing liabilities                       37,958        3.11         297      37,457        2.86         270
Portion of noninterest-bearing funding sources                    9,289          --          --       8,902          --          --
                                                                -------                    ----     -------                    ----
          Total funding sources                                 $47,247        2.49         297     $46,359        2.31         270
                                                                =======                    ----     =======                    ----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                               5.53%       $656                    5.65%       $656
                                                                              =====        ====                   =====        ====
NONINTEREST-EARNING ASSETS
Cash and due from banks                                         $ 2,622                             $ 2,405
Other                                                             2,192                               2,245
                                                                -------                             -------
          Total noninterest-earning assets                      $ 4,814                             $ 4,650
                                                                =======                             =======
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                        $ 9,014                             $ 8,492
Other liabilities                                                 1,031                               1,004
Preferred stockholders' equity                                      489                                 639
Common stockholders' equity                                       3,569                               3,417
Noninterest-bearing funding sources used to
  fund earning assets                                            (9,289)                             (8,902)
                                                                -------                             -------
          Net noninterest-bearing funding sources               $ 4,814                             $ 4,650
                                                                =======                             =======
TOTAL ASSETS                                                    $52,061                             $51,009
                                                                =======                             =======
===================================================================================================================================

(1) The average prime rate of Wells Fargo Bank was 7.50% and 6.00% for the quarters ended September 30, 1994 and 1993, respectively, and 6.81% and 6.00% for the nine months ended September 30, 1994 and 1993, respectively.  The average three-month London
    Interbank Offered Rate (LIBOR) was 4.97% and 3.26% for the quarters ended September 30, 1994 and 1993, respectively, and 4.34%
    and 3.25% for the nine months ended September 30, 1994 and 1993, respectively.
(2) Yields are based on amortized cost balances, which totaled $3,203 million and $3,107 million for the quarter and nine months ended September 30, 1994, respectively.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes.  The federal statutory tax rate was 35% for the quarters and nine months ended
    September 30, 1994 and 1993.

                                       10

===================================================================================================================================
                                                                                                     Nine months ended September 30,
                                                                -------------------------------------------------------------------
                                                                                           1994                                1993
                                                                -------------------------------     -------------------------------
                                                                                       INTEREST                            Interest
                                                                AVERAGE      YIELDS/     INCOME/    Average      Yields/     income/
(in millions)                                                   BALANCE       RATES     EXPENSE     balance       rates     expense
- -----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Investment securities:
  At cost:
    U.S. Treasury securities                                    $ 2,563        4.80%     $   92     $ 2,256        5.09%     $   86
    Securities of U.S. government agencies
      and corporations                                            6,041        6.05         274       7,861        6.43         379
    Obligations of states and political subdivisions                 18        7.17           1          23        7.44           1
    Private collateralized mortgage obligations                   1,216        5.75          52         571        5.12          22
    Other securities                                                117        5.49           5         164        5.37           7
                                                                -------                  ------     -------                  ------
      Total investment securities at cost                         9,955        5.69         424      10,875        6.07         495
  At fair value (2):
    U.S. Treasury securities                                        131        6.70           7          --          --          --
    Securities of U.S. government agencies
      and corporations                                            1,591        5.87          72          --          --          --
    Private collateralized mortgage obligations                   1,255        6.12          60          --          --          --
    Other securities                                                 74       14.10           4          --          --          --
                                                                -------                  ------     -------                  ------
      Total investment securities at fair value                   3,051        6.12         143          --          --          --
                                                                -------                  ------     -------                  ------
        Total investment securities                              13,006        5.79         567      10,875        6.07         495
Federal funds sold and securities purchased
  under resale agreements                                           237        3.41           6         642        3.20          15
Loans:
  Commercial                                                      6,902        9.13         472       7,305        9.29         508
  Real estate 1-4 family first mortgage                           8,332        6.82         426       6,665        8.13         406
  Other real estate mortgage                                      8,076        8.55         517       9,682        8.05         583
  Real estate construction                                          979        9.03          66       1,347        8.61          87
  Consumer:
    Real estate 1-4 family junior lien mortgage                   3,406        7.57         193       3,993        7.03         210
    Credit card                                                   2,633       15.36         304       2,614       15.65         307
    Other revolving credit and monthly payment                    1,989        9.43         140       1,902        9.44         134
                                                                -------                  ------     -------                  ------
      Total consumer                                              8,028       10.58         637       8,509       10.22         651
  Lease financing                                                 1,256        9.24          87       1,183        9.91          88
  Foreign                                                            34        4.78           1           1          --          --
                                                                -------                  ------     -------                  ------
        Total loans                                              33,607        8.76       2,206      34,692        8.94       2,323
Other                                                                52        5.98           2          --          --          --
                                                                -------                  ------     -------                  ------
          Total earning assets                                  $46,902        7.90       2,781     $46,209        8.19       2,833
                                                                =======                  ------     =======                  ------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                                   $ 4,658         .98          34     $ 4,608        1.25          43
    Savings deposits                                              2,572        1.99          38       2,792        2.25          47
    Market rate savings                                          16,812        2.33         293      16,416        2.31         283
    Savings certificates                                          7,021        4.19         220       8,164        4.39         268
    Certificates of deposit                                         205        7.67          12         222        8.02          13
    Other time deposits                                             102        6.61           5         114        5.31           5
    Deposits in foreign offices                                     684        4.31          22           8          --          --
                                                                -------                  ------     -------                  ------
        Total interest-bearing deposits                          32,054        2.60         624      32,324        2.73         659
  Federal funds purchased and securities sold
    under repurchase agreements                                   1,798        3.99          54       1,092        2.79          23
  Commercial paper and other short-term borrowings                  179        3.78           5         209        2.90           5
  Senior debt                                                     2,048        5.05          77       2,171        4.84          78
  Subordinated debt                                               1,527        5.83          67       1,925        5.17          75
                                                                -------                  ------     -------                  ------
        Total interest-bearing liabilities                       37,606        2.94         827      37,721        2.98         840
Portion of noninterest-bearing funding sources                    9,296          --          --       8,488          --          --
                                                                -------                  ------     -------                  ------
          Total funding sources                                 $46,902        2.35         827     $46,209        2.43         840
                                                                =======                  ------     =======                  ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                               5.55%     $1,954                    5.76%     $1,993
                                                                              =====      ======                   =====      ======
NONINTEREST-EARNING ASSETS
Cash and due from banks                                         $ 2,598                             $ 2,426
Other                                                             2,268                               2,311
                                                                -------                             -------
          Total noninterest-earning assets                      $ 4,866                             $ 4,737
                                                                =======                             =======
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                        $ 8,962                             $ 8,308
Other liabilities                                                 1,055                                 984
Preferred stockholders' equity                                      532                                 639
Common stockholders' equity                                       3,613                               3,294
Noninterest-bearing funding sources used to
  fund earning assets                                            (9,296)                             (8,488)
                                                                -------                             -------
          Net noninterest-bearing funding sources               $ 4,866                             $ 4,737
                                                                =======                             =======
TOTAL ASSETS                                                    $51,768                             $50,946
                                                                =======                             =======
===================================================================================================================================

NONINTEREST INCOME
==============================================================================================================================
                                                                    Quarter                             Nine months
                                                         ended September 30,                     ended September 30,
                                                         ------------------          %           ------------------          %
(in millions)                                               1994       1993     Change              1994       1993     Change
- ------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                         $119       $106         12 %            $355       $311         14 %
Fees and commissions:
  Credit card membership and other credit card fees           16         16         --                47         51         (8)
  Mutual fund and annuity sales fees                          23         11        109                44         34         29
  Debit and credit card merchant fees                         15         22        (32)               40         63        (37)
  Charges and fees on loans                                   11         13        (15)               32         36        (11)
  Shared ATM network fees                                     11         10         10                31         28         11
  All other                                                   28         26          8                87         73         19
                                                            ----       ----                         ----       ----
    Total fees and commissions                               104         98          6               281        285         (1)
Trust and investment services income:
  Asset management and custody fees                           30         31         (3)               93         94         (1)
  Mutual fund management fees                                 12         10         20                34         27         26
  All other                                                   10          7         43                25         21         19
                                                            ----       ----                         ----       ----
    Total trust and investment services income                52         48          8               152        142          7
Investment securities gains                                    1         --         --                 8         --         --
Income from equity investments accounted for by the:
    Equity method                                              8          7         14                24         20         20
    Cost method                                               --          9       (100)               17         22        (23)
Check printing charges                                        10          9         11                30         28          7
Gains (losses) from dispositions of operations                --        (36)      (100)               10        (35)        --
Real estate investment gains (losses)                         --         --         --                 3         (7)        --
Gains on sales of loans                                        1          4        (75)                3         10        (70)
All other                                                     12         19        (37)               23         22          5
                                                            ----       ----                         ----       ----

    Total                                                   $307       $264         16 %            $906       $798         14 %
                                                            ====       ====       ====              ====       ====       ====
==============================================================================================================================

The growth in service charges on deposit accounts in the third quarter of 1994 compared with the third quarter of 1993 was primarily due to increased fees for overdrafts and higher business checking charges.

The increase in the total fees and commissions in the third quarter of 1994 compared with the third quarter of 1993 was predominantly due to growth in mutual fund and annuity sales fees, primarily offset by a decrease in debit and credit card merchant fees.

The increase in mutual fund and annuity sales fees was due to a $17 million growth in annuity sales fees from $5 million in the third quarter of 1993 to $22 million in the third quarter of 1994. Sales volume of annuities grew from $109 million in the third quarter of 1993 to $460 million in the third quarter of 1994. The change in the mix of products sold, from bond-oriented mutual funds to fixed-rate annuities, reflected a combination of influences, including a shift in investor preferences due to rising interest rates and the introduction of new non-commission retail products. Sales of mutual funds and annuities contributed to fees and commissions income through sales fees and to trust and investment services income through mutual fund management fees.

The decrease in debit and credit card merchant fees was primarily due to an alliance that the Company entered into in November 1993. The agreement with Card Establishment Services (CES) formed an alliance for merchant credit and debit card processing services. Under this agreement, the Company is responsible for marketing and sales, initial merchant credit analysis and customer service; CES provides technology and processing operations. The Company retains an interest in the net revenues from processing the transactions that are now reported as income from equity investments accounted for by the equity method, rather than reported as income from debit and credit card merchant fees. As a result, income from the alliance contributed approximately $2 million and $5 million to income from equity investments in the third quarter and nine months ended September 30, 1994, respectively.

"All other" fees and commissions include amortization expense for purchased mortgage servicing rights. This amortization expense totaled $2 million in the third quarter of 1994, compared with $3 million in the same period of 1993. At September 30, 1994, the balance of purchased mortgage servicing rights was $36 million, compared with $15 million at September 30, 1993.

The increase in trust and investment services income in the third quarter of 1994 compared with the third quarter of 1993 was significantly due to greater mutual fund investment management fees, reflecting the overall growth in the fund families' net assets. The Stagecoach family of 24 funds had $5.8 billion of assets under management at September 30, 1994, compared with $4.0 billion at September 30, 1993. The Stagecoach family consists of both retail and institutional funds. The retail funds, first introduced in 1992, are primarily distributed through the branch network. These funds had $4.8 billion under management at September 30, 1994, compared with $3.6 billion at September 30, 1993. The institutional funds, first introduced in mid-1993, are offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. At September 30, 1994, these funds had $933 million of assets under management, compared with $445 million at September 30, 1993. The Overland Express family of 16 funds, which had $3.6 billion of assets under management at September 30, 1994, compared with $4.0 billion at September 30, 1993, is sold nationwide through brokers. The decline in assets under management was mostly in the Variable Rate Government Fund, the largest Overland Fund, reflecting a shift of investor preferences away from bond-oriented funds due to the rising interest rate environment. In addition to managing Overland Express Funds and all the funds in the Stagecoach family, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $46 billion at September 30, 1994, compared with $45 billion at September 30, 1993. Mutual fund management fees are expected to continue to be higher in 1994 than 1993.

In the third quarter of 1993, income from cost method equity investments included $9 million in net gains on sales and special distributions from nonmarketable equity investments.

In the third quarter of 1993, the Company made a $36 million accrual primarily related to the disposition of owned and leased premises resulting from reduced space requirements; for example, downsizing some full service branches into supermarket locations and into other smaller, midsized branches. The remaining reserve of $5 million at October 31, 1994 relates substantially to branch closures scheduled to occur by year-end 1994. Additional accruals may be made in the fourth quarter of 1994 depending on the Company's plans for further reducing its space requirements for full service branches.

"All Other" noninterest income in the third quarter of 1993 included $18 million of interest income received as a result of the settlement of California Franchise Tax Board audits related to the appropriate years for claiming deductions applicable to the 1976 through 1986 tax returns.

Noninterest income from fee-based products, mutual fund management fees and deposit-related services is expected to continue to be higher in 1994 than 1993.

NONINTEREST EXPENSE
===============================================================================================================
                                                     Quarter                             Nine months
                                          ended September 30,                     ended September 30,
                                          ------------------          %           ------------------          %
(in millions)                                1994       1993     Change              1994       1993     Change
- ---------------------------------------------------------------------------------------------------------------
Salaries                                     $213       $193         10 %          $  598     $  574          4 %
Employee benefits                              53         63        (16)              161        172         (6)
Net occupancy                                  53         56         (5)              161        166         (3)
Equipment                                      40         36         11               120        104         15
Federal deposit insurance                      25         28        (11)               76         86        (12)
Contract services                              27         15         80                71         41         73
Certain identifiable intangibles               15         18        (17)               47         60        (22)
Advertising and promotion                      11         10         10                44         44         --
Operating losses                               16         10         60                41         36         14
Telecommunications                             12         11          9                35         33          6
Postage                                        11         11         --                33         33         --
Goodwill                                        9          9         --                27         28         (4)
Outside professional services                   6         10        (40)               25         31        (19)
Check printing                                  8          8         --                23         25         (8)
Stationery and supplies                         7          8        (13)               22         23         (4)
Travel and entertainment                        7          7         --                22         20         10
Escrow and collection agency fees               5          6        (17)               15         19        (21)
Security                                        5          5         --                15         14          7
Outside data processing                         2          5        (60)                7         13        (46)
Foreclosed assets                              (8)        15         --                (2)        50         --
All other                                      14         11         27                39         33         18
                                             ----       ----                       ------     ------

  Total                                      $531       $535         (1)%          $1,580     $1,605         (2)%
                                             ====       ====        ===            ======     ======        ===
===============================================================================================================

The increase in salaries expense in the third quarter of 1994 was primarily due to an increase in incentive compensation related to the increase in annuity sales. The Company's full-time equivalent staff, including hourly employees, averaged approximately 19,700 in the third quarter of 1994, compared with approximately 20,700 in the third quarter of 1993.

Employee benefits in the third quarter of 1993 included an $11 million accrual for the adoption of Statement of Financial Accounting Standards No. 112 for postemployment benefits.

The increase in contract services expense in the third quarter of 1994 compared with the same quarter of 1993 was predominantly due to the development of new products and services and system upgrades throughout the Company.

The table below shows the major components of foreclosed assets expense.

====================================================================================================
                                                               Quarter                   Nine months
                                                    ended September 30,           ended September 30,
                                                    ------------------            ------------------
(in millions)                                          1994       1993               1994       1993
- ----------------------------------------------------------------------------------------------------
Operating expenses                                     $ 11       $ 19               $ 38       $ 47
Operating revenues                                       (8)       (11)               (23)       (32)
Net (gains) losses from write-downs/sales               (11)         7                (17)        35
                                                       ----       ----               ----       ----
  Total                                                $ (8)      $ 15               $ (2)      $ 50
                                                       ====       ====               ====       ====
====================================================================================================

The decrease in foreclosed assets expense was largely due to a decrease in write-downs from $10 million in the third quarter of 1993 to $2 million in the third quarter of 1994 and increased gains on sales. The Company intends to continue to emphasize disposing of its foreclosed assets.

Total noninterest expense in 1994 is likely to be lower than 1993 primarily due to decreases in foreclosed assets expense.

INCOME TAXES

The Company's effective tax rate was 43% for the third quarter of 1994 and 44% for the first nine months of 1994, compared with 38% and 41% for the same periods in 1993, respectively. The effective tax rate was lower for the third quarter of 1993 due to a net $14 million reduction of income tax expense related to the impact of the Omnibus Budget Reconciliation Act of 1993 and a $3 million reduction of income tax expense related to the settlement of California Franchise Tax Board audits of the Company's 1976 through 1986 tax returns.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES
===============================================================================================================================
                                                                 SEPTEMBER 30,            December 31,             September 30,
                                                                         1994                    1993                      1993
                                                           ------------------      ------------------      --------------------
                                                                    ESTIMATED               Estimated                 Estimated
                                                                         FAIR                    fair                      fair
(in millions)                                                COST       VALUE        Cost       value         Cost        value
- -------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                                 $1,958      $1,917      $2,365      $2,383      $ 2,367      $ 2,396
  Securities of U.S. government
    agencies and corporations (1)                           5,687       5,493       6,570       6,644        8,569        8,706
  Obligations of states and political subdivisions             16          15          18          18           19           19
  Securities issued by foreign governments                     88          86          90          91           90           92
  Private collateralized mortgage obligations (2)           1,343       1,282         815         813        1,665        1,660
  Corporate debt securities                                    28          28          29          29           32           32
                                                           ------      ------      ------      ------      -------      -------
      Total debt securities                                 9,120       8,821       9,887       9,978       12,742       12,905
  Corporate and Federal Reserve Bank stock                     --          --          --          --           54           54
                                                           ------      ------      ------      ------      -------      -------

      Total                                                $9,120      $8,821      $9,887      $9,978      $12,796      $12,959
                                                           ======      ======      ======      ======      =======      =======

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                                 $  372      $  369      $   --      $   --      $    --      $    --
  Securities of U.S. government
    agencies and corporations (1)                           1,536       1,472       1,747       1,749           --           --
  Private collateralized mortgage obligations (2)           1,308       1,229       1,340       1,334           --           --
  Corporate debt securities                                    24          38          31          48           --           --
                                                           ------      ------      ------      ------      -------      -------
      Total debt securities                                 3,240       3,108       3,118       3,131
  Marketable equity securities                                 16          32          17          40           --           --
                                                           ------      ------      ------      ------      -------      -------

      Total                                                $3,256      $3,140      $3,135      $3,171      $    --      $    --
                                                           ======      ======      ======      ======      =======      =======
===============================================================================================================================

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) All private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

Investment securities were $12.3 billion at September 30, 1994, an 8% decrease from $13.3 billion at June 30, 1994 and a 4% decrease from $12.8 billion at September 30, 1993. The investment securities portfolio at September 30, 1994 was comprised of $9.1 billion of held-to-maturity securities at cost and $3.1 billion of available-for-sale securities at fair value.

At September 30, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $299 million (which reflected estimated unrealized gross gains of $4 million), or 3.3% of the cost of the portfolio. At December 31, 1993, the held-to-maturity portfolio had an estimated unrealized net gain of $91 million (which reflected estimated unrealized gross losses of $23 million), or .9% of the cost of the portfolio.

At September 30, 1994, the available-for-sale securities portfolio had an unrealized net loss of $116 million, or 3.6 % of the cost of the portfolio, comprised of unrealized gross losses of $147 million and unrealized gross gains of $15 million on debt securities and unrealized gross gains of $16 million on marketable equity securities. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At September 30, 1994, the unrealized net after-tax loss amounted to $67 million, compared with an unrealized net after-tax gain of $21 million at December 31, 1993.

The unrealized net loss in both the held-to-maturity and available-for-sale portfolios was predominantly due to investments in mortgage-backed securities. These unrealized net losses reflected an increasing interest rate environment. As interest rates rise, the Company expects the unrealized losses to grow and prepayments to decrease. Although it does not presently intend to sell the available-for-sale securities, the Company may decide to sell certain of the securities to maintain approximately the current level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities), resulting in the realization of losses.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

====================================================================================================================
                                                                                                  September 30, 1994
                                                      --------------------------------------------------------------
                                                                               Expected remaining principal maturity
                                                      --------------------------------------------------------------
                                                                                  Weighted
                                                                                   average
                                                                                  expected
                                                                  Weighted       remaining          One year or less
                                                        Total      average        maturity         -----------------
(in millions)                                          amount        yield      (yrs.-mos.)        Amount      Yield
- --------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                              $ 1,958         4.59%            1-3         $1,010       4.48%
Securities of U.S. government agencies
  and corporations                                      5,687         6.13             3-8          1,207       5.67
Obligations of states and political
  subdivisions                                             16         6.49             4-5              3       6.52
Securities issued by foreign governments                   88         5.17             1-2             36       4.63
Private collateralized mortgage obligations             1,343         6.09             2-8            214       5.75
Corporate debt securities                                  28         6.36            1-10              7       6.17
                                                      -------                                      ------
  Total cost                                          $ 9,120         5.78%            3-0         $2,477       5.18%
                                                      =======        =====                         ======      =====
ESTIMATED FAIR VALUE                                  $ 8,821                                      $2,440
                                                      =======                                      ======
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                              $   372         6.62%            3-4         $   --         --%
Securities of U.S. government agencies
  and corporations                                      1,536         5.54            2-10            185       6.66
Private collateralized mortgage obligations             1,308         6.38             4-2            162       5.85
Corporate debt securities                                  24        22.46            5-11             --         --
                                                      -------                                      ------
  Total cost                                          $ 3,240         6.13%            3-5         $  347       6.28%
                                                      =======        =====                         ======      =====
ESTIMATED FAIR VALUE                                  $ 3,108                                      $  338
                                                      =======                                      ======
TOTAL COST OF DEBT SECURITIES                         $12,360         5.87%            3-1         $2,824       5.13%
                                                      =======        =====            ====         ======      =====
====================================================================================================================
====================================================================================================================
                                                                                                  September 30, 1994
                                                  ------------------------------------------------------------------
                                                                               Expected remaining principal maturity
                                                  ------------------------------------------------------------------
                                                      After one year        After five years
                                                  through five years       through ten years         After ten years
                                                  ------------------       -----------------       -----------------
(in millions)                                     Amount       Yield       Amount      Yield       Amount      Yield
- --------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                          $  948        4.70%      $   --         --%        $ --         --%
Securities of U.S. government agencies
  and corporations                                 3,391        5.99          856       7.07          233       7.06
Obligations of states and political
  subdivisions                                        11        6.51           --         --            2       6.37
Securities issued by foreign governments              52        5.55           --         --           --         --
Private collateralized mortgage obligations        1,056        6.15           73       6.10           --         --
Corporate debt securities                             21        6.42           --         --           --         --
                                                  ------                   ------                    ----
  Total cost                                      $5,479        5.80%      $  929       6.99%        $235       7.05%
                                                  ======        ====       ======      =====         ====      =====
ESTIMATED FAIR VALUE                              $5,269                   $  887                    $225
                                                  ======                   ======                    ====
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                          $  372        6.62%      $   --         --%        $ --         --%
Securities of U.S. government agencies
  and corporations                                 1,245        5.37          106       5.52           --         --
Private collateralized mortgage obligations          754        6.37          379       6.39           13      13.66
Corporate debt securities                             --          --           24      22.46           --         --
                                                  ------                   ------                    ----
  Total cost                                      $2,371        5.88%      $  509       6.97%        $ 13      13.66%
                                                  ======        ====       ======      =====         ====      =====
ESTIMATED FAIR VALUE                              $2,268                   $  489                    $ 13
                                                  ======                   ======                    ====
TOTAL COST OF DEBT SECURITIES                     $7,850        5.82%      $1,438       6.98%        $248       7.40%
                                                  ======        ====       ======      =====         ====      =====
====================================================================================================================

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.

The weighted average expected remaining maturity of the debt securities portfolio was 3 years and 1 month at September 30, 1994, compared with 3 years at June 30, 1994 and 2 years and 7 months at December 31, 1993. The increase in the expected remaining maturity reflects a higher interest rate environment, in which prepayments are likely to slow down. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

LOAN PORTFOLIO
========================================================================================================================
                                                                                                                % Change
                                                                                                     Sept. 30, 1994 from
                                                                                                   ---------------------
                                                      SEPT. 30,       Dec. 31,      Sept. 30,      Dec. 31,     Sept. 30,
(in millions)                                             1994           1993           1993          1993          1993
- ------------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                      $ 7,511        $ 6,912        $ 6,982             9 %           8 %
Real estate 1-4 family first mortgage                    8,883          7,458          6,913            19            28
Other real estate mortgage (3)                           8,040          8,286          9,096            (3)          (12)
Real estate construction                                   950          1,110          1,206           (14)          (21)
Consumer:
  Real estate 1-4 family junior lien mortgage            3,342          3,583          3,793            (7)          (12)
  Credit card                                            2,830          2,600          2,538             9            12
  Other revolving credit and monthly payment             2,071          1,920          1,865             8            11
                                                       -------        -------        -------
    Total consumer                                       8,243          8,103          8,196             2             1
Lease financing                                          1,300          1,212          1,196             7             9
Foreign                                                     24             18             17            33            41
                                                       -------        -------        -------

    Total loans (net of unearned income,
      including net deferred loan fees,
      of $348, $336 and $344)                          $34,951        $33,099        $33,606             6 %           4 %
                                                       =======        =======        =======          ====          ====
========================================================================================================================

(1) Includes loans to real estate developers of $371 million, $505 million and $506 million at September 30, 1994,
    December 31, 1993 and September 30, 1993, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $696 million,
    $643 million and $583 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively.
(3) Includes agricultural loans secured by real estate of $260 million, $225 million and $243 million at September 30,
    1994, December 31, 1993 and September 30, 1993, respectively.

The largest growth in the loan portfolio in the first nine months of 1994 was from real estate 1-4 family first mortgage loans which grew by 19%. The majority of the growth was due to the shift in originations from 30-year fixed rate loans to adjustable rate mortgages, which have generally been held for portfolio purposes.

The table below presents comparative period-end commercial real estate loans.

=======================================================================================================
                                                                                               % Change
                                                                                    Sept. 30, 1994 from
                                                                                  ---------------------
                                     SEPT. 30,      Dec. 31,      Sept. 30,       Dec. 31,     Sept. 30,
(in millions)                            1994          1993           1993           1993          1993
- -------------------------------------------------------------------------------------------------------
Commercial loans to
  real estate developers (1)           $  371        $  505        $   506            (27)%         (27)%
Other real estate mortgage              8,040         8,286          9,096             (3)          (12)
Real estate construction                  950         1,110          1,206            (14)          (21)
                                       ------        ------        -------
  Total                                $9,361        $9,901        $10,808             (5)%         (13)%
                                       ======        ======        =======           ====          ====
=======================================================================================================

(1) Included in commercial loans.

The Company's commercial real estate loan portfolio was $9.4 billion at September 30, 1994, compared with $9.9 billion at December 31, 1993 and $10.8 billion at September 30, 1993, a 5% and 13% decrease, respectively. These decreases were primarily due to payments received.

Over the years, the Company has prospered as an active commercial real estate lender. However, as a result of the recent recession and overbuilt real estate markets, the Company's earnings during the past three years were significantly affected by its relatively high levels of commercial real estate loans. The Company's real estate borrowers with properties located in Southern California have been particularly affected. There is still an oversupply of certain types of commercial real estate in the U.S. (particularly California) which could last for a number of years. However, a substantial amount of liquidity has returned to the real estate markets, mostly in apartments and shopping centers and, to a lesser degree, in other property types. Many developers are successfully financing acquisition or development programs through the capital markets and many banks are showing interest in financing certain product types. This liquidity is contributing significantly to the Company's progress in reducing its nonaccrual loans and foreclosed assets. As a result of this liquidity in the marketplace and the Company's strengthened lending practices (including limiting the degree of the portfolio concentration in any product type, location or to any individual borrower), nonaccrual commercial real estate loans have declined to 5.1% of the commercial real estate portfolio at September 30, 1994, down from 11.5% at September 30, 1993 and 12.3% at its peak at December 31, 1992. The Company has begun to see growth in its out-of-state commercial real estate loan portfolio and expects growth during 1995.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS
===========================================================================================================================
                                                       SEPT. 30,       June 30,      March 31,       Dec. 31,      Sept. 30,
(in millions)                                              1994           1994           1994           1993           1993
- --------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (1)(2)                                        $109         $  121        $   165         $  252         $  441
  Real estate 1-4 family first mortgage                      76             88             90             99             96
  Other real estate mortgage (3)                            334            410            413            578            850
  Real estate construction                                  101             72            202            235            278
  Consumer:
    Real estate 1-4 family junior lien mortgage              14             19             22             27             25
    Other revolving credit and monthly payment                3              2              3              3              6
                                                           ----         ------         ------         ------         ------
      Total nonaccrual loans                                637            712            895          1,194          1,696

Restructured loans                                            4              5              5              6              6
                                                           ----         ------         ------         ------         ------
Nonaccrual and restructured loans                           641            717            900          1,200          1,702
As a percentage of total loans                              1.8%           2.1%           2.7%           3.6%           5.1%

Foreclosed assets (4)                                       306            344            354            348            357

Real estate investments (5)                                  12             11             11             15             15
                                                           ----         ------         ------         ------         ------
Total nonaccrual and restructured loans
  and other assets                                         $959         $1,072         $1,265         $1,563         $2,074
                                                           ====         ======         ======         ======         ======
===========================================================================================================================

(1) Includes loans to real estate developers of $38 million, $41 million, $47 million, $91 million and $116 million at
    September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993 and September 30, 1993, respectively.
(2) Includes agricultural loans of $1 million, $2 million, $2 million, $9 million and $24 million at September 30, 1994,
    June 30, 1994, March 31, 1994, December 31, 1993 and September 30, 1993, respectively.
(3) Includes agricultural loans secured by real estate of $3 million, $3 million,  $4 million, $24 million and $24 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993 and September 30, 1993, respectively.
(4) Includes agricultural properties of $23 million, $25 million, $25 million, $26 million and $23 million at September 30,
    1994, June 30, 1994, March 31, 1994, December 31, 1993 and September 30, 1993, respectively.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $26 million, $28 million,
    $29 million, $34 million and $39 million at September 30, 1994, June 30, 1994, March 31, 1994, December 31, 1993 and
    September 30, 1993, respectively.

Nonaccrual loans at September 30, 1994 declined for the eighth consecutive quarter following nine quarters of increases. The general decline of nonaccrual loans over the last eight quarters largely resulted from loan payments and loans returned to accrual, together with a reduction in new loans placed on nonaccrual. While the overall credit quality of the loan portfolio continues to improve, the Company anticipates that the amount of new loans placed on nonaccrual will fluctuate from quarter to quarter. The placement of commercial and real estate loans on nonaccrual, as well as transfers to foreclosed assets, are likely to continue to occur, although not at levels seen in the last three years, until, and for a period after, the economy fully recovers and the oversupply of properties is reduced with resulting increases in occupancy and rental rates. It may take years to absorb the surplus office capacity in certain geographic markets (particularly in Southern California) where the Company has commercial real estate outstandings.

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.

===================================================================================================================
                                               SEPT. 30,       June 30,      March 31,       Dec. 31,      Sept. 30,
(in millions)                                      1994           1994           1994           1993           1993
- -------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $712          $ 895         $1,194         $1,696         $1,898
New loans placed on nonaccrual                       93            133             52            113            195
Charge-offs                                         (38)           (27)           (35)           (55)           (90)
Payments                                            (71)           (91)          (121)          (309)          (188)
Transfers to foreclosed assets                      (14)           (27)           (37)           (64)           (32)
Loans returned to accrual                           (45)          (172)          (157)          (188)           (81)
Loans sold                                           --             --             (3)            --             (2)
Other additions (deductions)                         --              1              2              1             (4)
                                                   ----          -----         ------         ------         ------
BALANCE, END OF QUARTER                            $637          $ 712         $  895         $1,194         $1,696
                                                   ====          =====         ======         ======         ======
===================================================================================================================

The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended September 30, 1994 and June 30, 1994.

==================================================================================================================================
                                                           Real estate
                                                            1-4 family     Other real
                                                                 first         estate   Real estate
(in millions)                                Commercial       mortgage       mortgage   construction       Consumer          Total
- ----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1994
Balance, beginning of quarter                      $121            $88           $410           $ 72            $21           $712
New loans placed on nonaccrual                       11              6             26             48              2             93
Charge-offs                                          (5)            (1)           (22)           (10)            --            (38)
Payments:
  Principal                                         (10)           (15)           (19)           (10)            (5)           (59)
  Interest applied to principal                      (5)            --             (6)            (1)            --            (12)
Transfers to foreclosed assets                       --             --            (13)            (1)            --            (14)
Loans returned to accrual                            (2)            (3)           (40)            --             --            (45)
Other additions (deductions)                         (1)             1             (2)             3             (1)            --
                                                   ----            ---           ----           ----            ---           ----
Balance, end of quarter                            $109            $76           $334           $101            $17           $637
                                                   ====            ===           ====           ====            ===           ====
QUARTER ENDED JUNE 30, 1994
Balance, beginning of quarter                      $165            $90           $413           $202            $25           $895
New loans placed on nonaccrual (1)                   19              9             90             14              1            133
Charge-offs                                          (4)            (1)           (22)            --             --            (27)
Payments:
  Principal                                         (21)            (9)           (19)           (26)            (4)           (79)
  Interest applied to principal                      (5)            --             (6)            --             (1)           (12)
Transfers to foreclosed assets                       (6)            --            (19)            (2)            --            (27)
Loans returned to accrual                           (27)            (1)           (35)          (109)            --           (172)
Other additions (deductions)                         --             --              8             (7)            --              1
                                                   ----            ---           ----           ----            ---           ----
Balance, end of quarter                            $121            $88           $410            $72            $21           $712
                                                   ====            ===           ====            ===            ===           ====
==================================================================================================================================

(1) Additions to other real estate mortgage loans include $28 million for land (excluding 1-4 family land) and $22 million for office buildings.

The table below summarizes the quarterly trend of the changes in foreclosed assets.

===================================================================================================================
                                               SEPT. 30,       June 30,      March 31,       Dec. 31,      Sept. 30,
(in millions)                                      1994           1994           1994           1993           1993
- -------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $344           $354           $348           $357           $391
Additions                                            30             63             62            100             65
Sales                                               (64)           (63)           (42)           (89)           (76)
Charge-offs                                          (1)            (3)            (8)           (10)            (8)
Write-downs                                          (2)            (3)            (6)            (7)           (10)
Other deductions                                     (1)            (4)            --             (3)            (5)
                                                   ----           ----           ----           ----           ----

BALANCE, END OF QUARTER                            $306           $344           $354           $348           $357
                                                   ====           ====           ====           ====           ====
===================================================================================================================

Approximately 58% of the foreclosed assets at September 30, 1994 have been in the Company's portfolio less than one year.

NONACCRUAL LOANS BY PERFORMANCE CATEGORY

At September 30, 1994, an estimated $319 million, or 50%, of nonaccrual loans were less than 90 days past due, including an estimated $248 million, or 39%, that were current (less than 30 days past due) as to payment of principal and interest. This compares with an estimated $336 million, or 47%, of nonaccrual loans that were less than 90 days past due at June 30, 1994, including an estimated $242 million, or 34%, that were current.

For all loans on nonaccrual during the third and second quarter of 1994 (including loans no longer on nonaccrual at September 30, 1994 and June 30, 1994), cash interest payments of $16 million and $18 million, respectively, were received while the loans were on nonaccrual status. Of the $16 million received in the third quarter, $4 million was recognized as interest income and $12 million was applied to principal. Of the $18 million received in the second quarter, $7 million was recognized as interest income and $11 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $662 million and $830 million for the quarters ended September 30, 1994 and June 30, 1994, respectively.

The table on the following page presents the estimated amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of the third and second quarters of 1994. There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal. The ratio of book to contractual principal balance was 64% at September 30, 1994, compared with 66% at June 30, 1994.

====================================================================================================
                                                                           Cumulative
                                                                                 cash
                                                   Book                      interest    Contractual
                                              principal     Cumulative     applied to      principal
(in millions)                                   balance  charge-offs(5)   principal(5)       balance
- ----------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30, 1994
                                              ------------------------------------------------------
Contractually past due (1):

  Payments not made (2):
    90 days or more past due                       $113           $  5          $  --         $  118
    Less than 90 days past due                        2             --             --              2
                                                   ----           ----           ----         ------
                                                    115              5             --            120
                                                   ----           ----           ----         ------
  Payments made (3):
    90 days or more past due                        205             79             22            306
    Less than 90 days past due                       69             38             23            130
                                                   ----           ----           ----         ------
                                                    274            117             45            436
                                                   ----           ----           ----         ------

      Total past due                                389            122             45            556

Contractually current (4)                           248            131             60            439
                                                   ----           ----           ----         ------

Total nonaccrual loans                             $637           $253           $105         $  995
                                                   ====           ====           ====         ======
- ----------------------------------------------------------------------------------------------------

                                                                                       June 30, 1994
                                             -------------------------------------------------------
Contractually past due (1):

  Payments not made (2):
    90 days or more past due                       $155           $  4          $  --         $  159
    Less than 90 days past due                       14              1             --             15
                                                   ----           ----          -----         ------
                                                    169              5             --            174
                                                   ----           ----          -----         ------

  Payments made (3):
    90 days or more past due                        221             80             27            328
    Less than 90 days past due                       80             43             20            143
                                                   ----           ----          -----          -----
                                                    301            123             47            471
                                                   ----           ----          -----          -----

      Total past due                                470            128             47            645

Contractually current (4)                           242            125             61            428
                                                   ----           ----          -----          -----

Total nonaccrual loans                             $712           $253           $108         $1,073
                                                   ====           ====           ====         ======
====================================================================================================

(1) Contractually past due is defined as a borrower whose loan principal or interest payment is
    30 days or more past due.
(2) Borrower has made no payments since being placed on nonaccrual.
(3) Borrower has made some payments since being placed on nonaccrual.  Approximately $215 million and $239 million of these loans had some payments made on them during the third and second quarters of 1994, respectively.
(4) Contractually current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan.  All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(5) Cumulative amounts recorded since inception of the loan.

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

====================================================================================================================
                                                    SEPT. 30,      June 30,     March 31,      Dec. 31,     Sept. 30,
(in millions)                                           1994          1994          1994          1993          1993
- --------------------------------------------------------------------------------------------------------------------
Commercial                                              $  7          $  7          $  6           $ 4          $ 10
Real estate 1-4 family first mortgage                     19            25            19            19            31
Other real estate mortgage                                45            53            68            14            28
Real estate construction                                   1             4            11             8             4
Consumer:
  Real estate 1-4 family junior lien mortgage              5             7             6             6             8
  Credit card                                             31            33            40            43            42
  Other revolving credit and monthly payment               5             2             1             1             2
                                                        ----          ----          ----           ---          ----
    Total consumer                                        41            42            47            50            52
Lease financing                                           --            --             1            --            --
                                                        ----          ----          ----           ---          ----

  Total                                                 $113          $131          $152           $95          $125
                                                        ====          ====          ====           ===          ====
====================================================================================================================

ALLOWANCE FOR LOAN LOSSES
=============================================================================================================
                                                                      Quarter ended         Nine months ended
                                                 ----------------------------------     ---------------------
                                                 SEPT. 30,     June 30,    Sept. 30,    SEPT. 30,    Sept. 30,
(in millions)                                        1994         1994         1993         1994         1993
- -------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                       $2,120       $2,121       $2,124       $2,122       $2,067

Provision for loan losses                              50           60          120          170          470

Loan charge-offs:
  Commercial (1)                                       (9)          (5)         (22)         (39)         (81)
  Real estate 1-4 family first mortgage                (5)          (6)          (5)         (16)         (17)
  Other real estate mortgage                          (23)         (22)         (61)         (58)        (176)
  Real estate construction                             (9)          (1)         (16)         (14)         (55)
  Consumer:
    Real estate 1-4 family junior lien mortgage        (5)          (7)          (5)         (20)         (19)
    Credit card                                       (32)         (35)         (43)        (107)        (137)
    Other revolving credit and monthly payment         (7)         (10)          (9)         (25)         (32)
                                                   ------       ------       ------       ------       ------
      Total consumer                                  (44)         (52)         (57)        (152)        (188)
  Lease financing                                      (3)          (4)          (4)         (11)         (13)
                                                   ------       ------       ------       ------       ------
        Total loan charge-offs                        (93)         (90)        (165)        (290)        (530)
                                                   ------       ------       ------       ------       ------

Loan recoveries:
  Commercial (2)                                       10           12           11           30           49
  Real estate 1-4 family first mortgage                 2            1            1            6            2
  Other real estate mortgage                            7            2           19           19           31
  Real estate construction                              5            2            1           12            1
  Consumer:
    Real estate 1-4 family junior lien mortgage         1            1            1            3            2
    Credit card                                         3            7            5           15           15
    Other revolving credit and monthly payment          3            2            3            8            9
                                                   ------       ------       ------       ------       ------
      Total consumer                                    7           10            9           26           26
  Lease financing                                       2            2            3           15            7
                                                   ------       ------       ------       ------       ------
        Total loan recoveries                          33           29           44          108          116
                                                   ------       ------       ------       ------       ------
          Total net loan charge-offs                  (60)         (61)        (121)        (182)        (414)
                                                   ------       ------       ------       ------       ------

BALANCE, END OF PERIOD                             $2,110       $2,120       $2,123       $2,110       $2,123
                                                   ======       ======       ======       ======       ======

Total net loan charge-offs as a percentage
  of average total loans (annualized)                 .69%         .73%        1.42%         .72%        1.59%
                                                   ======       ======       ======       ======       ======

Allowance as a percentage of total loans             6.04%        6.20%        6.32%        6.04%        6.32%
                                                   ======       ======       ======       ======       ======
=============================================================================================================

(1) Includes charge-offs of loans to real estate developers of none, none and $1 million in the quarters ended September 30, 1994, June 30, 1994 and September 30, 1993, respectively, and $10 million and
    $5 million in the nine months ended September 30, 1994 and 1993, respectively.
(2) Includes recoveries from loans to real estate developers of $2 million, none and $1 million in the quarters ended September 30, 1994, June 30, 1994 and September 30, 1993, and $2 million and $2 million in the nine months ended September 30, 1994 and 1993, respectively.

The table below presents net charge-offs by loan category.

==================================================================================================================
                                                                                                     Quarter ended
                                                   ---------------------------------------------------------------
                                                   SEPTEMBER 30, 1994         June 30, 1994     September 30, 1993
                                                   ------------------     -----------------     ------------------
                                                                 % OF                  % of                   % of
                                                              AVERAGE               average                average
(in millions)                                       AMOUNT    LOANS(1)    Amount    loans(1)     Amount    loans(1)
- ------------------------------------------------------------------------------------------------------------------
Commercial                                             $(1)      (.04)%      $(7)      (.41)%      $ 11        .58%
Real estate 1-4 family first mortgage                    3        .12          5        .24           4        .26
Other real estate mortgage                              16        .72         20       1.00          42       1.75
Real estate construction                                 4       1.54         (1)      (.57)         15       4.88
Consumer:
  Real estate 1-4 family junior lien mortgage            4        .49          6        .71           4        .92
  Credit card (2)                                       29       4.27         28       4.49          38       5.95
  Other revolving credit and monthly payment             4        .98          8       1.39           6        .60
                                                       ---                   ---                   ----
    Total consumer                                      37       1.89         42       2.11          48       2.32
Lease financing                                          1        .32          2        .68           1        .63
                                                       ---                   ---                   ----

  Total net loan charge-offs                           $60        .69 %      $61        .73 %      $121       1.42%
                                                       ===       ====        ===       ====        ====       ====
==================================================================================================================

(1)  Calculated on an annualized basis.
(2)  The second quarter of 1994 includes $2 million of recoveries from the sale of previously charged off loans.

Total net charge-offs for the third quarter of 1994 were .69% of average total loans on an annualized basis. Net charge-offs were largely due to credit card loans and other real estate mortgage loans. Credit card net charge-offs were primarily due to bankruptcies and the current economic environment (particularly in Southern California). Despite the high level in relation to other loan types, credit card net charge-offs continued to improve over their peak levels in mid-1992, primarily due to the economic improvements in California. The other real estate mortgage net charge-offs were primarily due to loans related to shopping centers and industrial buildings.

Although net charge-offs during 1991 and 1992 were higher than historical norms, they steadily declined during 1993 and are expected to remain lower in 1994 than 1993 due to the improvement in the credit quality of the Company's loan portfolio.

The Company considers the allowance for loan losses of $2,110 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at September 30, 1994. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The provision for loan losses declined to $50 million in the third quarter of 1994 from $120 million in the same period a year ago. The lower provision reflects continued improvement in credit quality. A further reduction in the provision is currently expected in the fourth quarter of 1994, assuming continued improvements in credit quality.

Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and 15; however, it does not address the overall adequacy of the allowance for loan losses. The Statement is effective January 1, 1995, and can only be applied prospectively. In October 1994, the FASB issued FAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. FAS 118 amends FAS 114 and allows creditors to use existing methods for recognizing interest income on an impaired loan and changes certain disclosure requirements. FAS 118 is effective concurrent with the effective date of FAS 114. The Company does not currently intend to implement the Statements before their effective date. Based on the Company's interpretations, the allowance will not increase as a result of adopting these Statements.

OTHER ASSETS
=====================================================================================
                                           SEPTEMBER 30,   December 31,  September 30,
(in millions)                                      1994           1993           1993
- -------------------------------------------------------------------------------------
Net deferred tax asset (1)                       $  953         $  884         $  828
Nonmarketable equity investments                    405            396            343
Certain identifiable intangible assets              343            373            391
Foreclosed assets                                   306            348            357
Other                                               465            423            512
                                                 ------         ------         ------

     Total other assets                          $2,472         $2,424         $2,431
                                                 ======         ======         ======
=====================================================================================

(1) Net of a valuation allowance of $2 million, $2 million and $5 million at September 30, 1994, December 31, 1993 and September 30, 1993, respectively.

The Company estimates that approximately $831 million of the $953 million net deferred tax asset at September 30, 1994 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $122 million relates to approximately $1.6 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $18 million, $20 million and $22 million for the quarters ended September 30, 1994, December 31, 1993 and September 30, 1993, respectively.

DEPOSITS
================================================================================
                                      SEPTEMBER 30,   December 31,  September 30,
(in millions)                                 1994           1993           1993
- --------------------------------------------------------------------------------
Noninterest-bearing                        $ 9,447        $ 9,719        $ 9,096
Interest-bearing checking                    4,486          4,789          4,496
Savings                                      2,500          2,544          2,610
Market rate savings                         15,643         17,084         16,831
Savings certificates                         7,021          7,155          7,499
                                           -------        -------        -------
     Core deposits                          39,097         41,291         40,532
Other                                          903            353            333
                                           -------        -------        -------

        Total deposits                     $40,000        $41,644        $40,865
                                           =======        =======        =======
================================================================================

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

The decrease in the Company's RBC and leverage ratios at September 30, 1994 compared with December 31, 1993 resulted primarily from common stock repurchases of 555,853 shares, 1,124,856 shares and 1,777,598 shares in the first, second and third quarters of 1994, respectively, and secondarily from the redemption of $150 million in Series A preferred stock (at its liquidation preference carrying amount) in the first quarter of 1994.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At September 30, 1994, the Bank had a Tier 1 RBC ratio of 10.72%, a combined Tier 1 and Tier 2 ratio of 13.87% and a leverage ratio of 7.76%.

The table below presents the Company's risk-based capital and leverage ratios.

=============================================================================================
                                                   SEPTEMBER 30,   December 31,  September 30,
(in billions)                                              1994           1993           1993
- ---------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                            $  3.5         $  3.7         $  3.5
  Preferred stock                                            .5             .6             .6
  Less goodwill and other deductions (1)                    (.4)           (.5)           (.5)
                                                         ------         ------         ------
    Total Tier 1 capital                                    3.6            3.8            3.6
                                                         ------         ------         ------
Tier 2:
  Mandatory convertible debt                                 .1             .1             .1
  Subordinated debt and unsecured senior debt               1.0            1.1            1.2
  Allowance for loan losses allowable in Tier 2              .5             .4             .5
                                                         ------         ------         ------
    Total Tier 2 capital                                    1.6            1.6            1.8
                                                         ------         ------         ------

      Total risk-based capital                           $  5.2         $  5.4         $  5.4
                                                         ======         ======         ======

Risk-weighted balance sheet assets                       $ 37.1         $ 36.1         $ 36.7
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                     1.7            1.3            1.3
  Standby letters of credit                                  .6             .6             .7
  Other                                                      .2             .2             .1
                                                         ------         ------         ------
    Total risk-weighted off-balance sheet items             2.5            2.1            2.1
                                                         ------         ------         ------
Goodwill and other deductions (1)                           (.4)           (.5)           (.5)
Allowance for loan losses not included in Tier 2           (1.6)          (1.7)          (1.6)
                                                         ------         ------         ------

      Total risk-weighted assets                         $ 37.6         $ 36.0         $ 36.7
                                                         ======         ======         ======

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                  9.62%         10.48%          9.91%
  Total capital (8% minimum requirement)                  13.93          15.12          14.60

Leverage ratio (3% minimum requirement) (2)                7.01%          7.39%          7.21%
=============================================================================================

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitivity gap indicates that there would be a net negative impact on the net interest margin of the Company over the next year in an increasing interest rate environment since the Company's liabilities would reprice to higher market interest rates before its assets would. A net positive impact would result from a decreasing interest rate environment. At September 30, 1994, the under-one-year cumulative gap was a $678 million (1.3% of total assets) net liability position, compared with a $415 million (.8% of total assets) net liability position at June 30, 1994 and a $1,402 million (2.7% of total assets) net asset position at December 31, 1993. The increase in the net liability position at September 30, 1994 compared with June 30, 1994 was predominately due to an increase in short-term borrowings, as well as a lower level of investment securities that are expected to mature or prepay within a year due to the increasing interest rate environment. This was primarily offset by a decrease in market rate savings and an increase in the under-one-year balance of the commercial loan portfolio.

Two adjustments to the cumulative gap provide comparability with banks that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments necessarily depict its interest rate risk. The first adjustment excludes noninterest earning assets, noninterest-bearing liabilities and stockholders' equity from the cumulative gap calculation so only earning assets, interest-bearing liabilities and interest rate financial contracts are reported. The second adjustment moves interest-bearing checking and savings deposits from the nonmarket, over-one-year liability category to the shortest rate maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $7.7 billion, $7.4 billion and $5.9 billion at September 30, 1994, June 30, 1994 and December 31, 1993, respectively.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone is not adequate to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to fully explore the complex relationships within the gap over time and various interest rate environments.

In October 1994, the FASB issued Statement of Financial Accounting Standards No. 119 (FAS 119), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. FAS 119 requires various disclosures regarding derivative activities commencing with the Company's 1994 Annual Report.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

               11   Computation of Earnings Per Common Share

               27   Financial Data Schedule

               99 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.23 and 1.94 for the quarters ended September 30, 1994 and 1993, respectively, and 2.28 and 1.81 for the first nine months of 1994 and 1993, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.12 and 4.72 for the quarters ended September 30, 1994 and 1993, respectively, and 5.53 and 4.26 for the first nine months of 1994 and 1993, respectively.


          (b) The Company filed the following reports on Form 8-K during the third quarter of 1994 and through the date hereof:

               (1) July 20, 1994 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended June 30, 1994, the share repurchase program, the quarterly common stock dividend and the retirement of Chairman Carl E. Reichardt on December 31, 1994

               (2) October 18, 1994 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1994


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1994.

                                   WELLS FARGO & COMPANY

                                   By:  FRANK A. MOESLEIN
                                        ---------------------------------------
                                        Frank A. Moeslein
                                        Executive Vice President and Controller
                                        (Principal Accounting Officer)