Form 10-K
period 1994-12-31
WELLS FARGO & CO
filed 1995-03-21
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the year ended December 31, 1994            Commission file number 1-6214
                   ------------------------------------------

                              WELLS FARGO & COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                             No. 13-2553920
        (State of incorporation)                    (I.R.S. Employer
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

Common Stock, par value $5                             New York Stock Exchange
                                                       Pacific Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B   New York Stock Exchange
9% Preferred Stock, Series C                           New York Stock Exchange
8 7/8% Preferred Stock, Series D                       New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X     No
                                                       -----     -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is contained herein, or will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            Yes   X    No
                                                -----     -----

     As of February 17, 1995 (the latest practicable date), 50,921,627 shares of common stock were outstanding. On the same date, the aggregate market value of common stock held by nonaffiliates was approximately $7,810 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders - Incorporated into Parts I, II and IV.
Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders - Incorporated into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                  Page
                                                                     --------------------------------------------
                                                                     FORM       Annual              Proxy
                                                                     10-K       Report (1)          Statement (2)
                                                                     ----       ------              ---------
                                                          PART I
Item 1.  Business
           Description of Business                                    2-5       6-68                --
           Statistical Disclosure:
             Distribution of Assets, Liabilities and
               Stockholders' Equity; Interest Rates
               and Interest Differential                              6         11-13               --
             Investment Portfolio                                     7         16-17, 43, 46-47    --
             Loan Portfolio                                           7         18-27, 44, 48-49    --
             Summary of Loan Loss Experience                          8-10      27-28, 44, 49       --
             Deposits                                                 10        12-13, 28-29        --
             Return on Equity and Assets                              --        6-7                 --
             Short-Term Borrowings                                    11        --                  --
Item 2.  Properties                                                   11        --                  --
Item 3.  Legal Proceedings                                            --        61                  --
Item 4.  Submission of Matters to a Vote of Security-
           Holders (in fourth quarter 1994) (3)                       --        --                  --
         Executive Officers of the Registrant                         12        --                  --

                                                          PART II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                --        38, 45              --
Item 6.  Selected Financial Data                                      --        8                   --
Item 7.  Management's Discussion and Analysis of Finan-
           cial Condition and Results of Operations                   --        6-38                --
Item 8.  Financial Statements and Supplementary Data                  --        39-68               --
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure (3)                 --        --                  --

                                                          PART III

Item 10. Directors and Executive Officers of the
           Registrant                                                 12        --                  6-9
Item 11. Executive Compensation                                       --        --                  3-4, 10-15
Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                      --        --                  5-6
Item 13. Certain Relationships and Related Transactions               --        --                  17-19

                                                          PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                        13-15     39-68               --

SIGNATURES                                                            16        --                  --
- -----------------------------------------------------------------------------------------------------------------------------

(1)  The 1994 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2)  The Proxy Statement dated March 13, 1995 for the 1995 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company (Parent) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Based on assets at December 31, 1994, it was the 15th largest bank holding company in the United States. Its principal subsidiary is Wells Fargo Bank, N.A. (Bank), the seventh largest bank in the U.S. Wells Fargo & Company and its subsidiaries are hereinafter referred to as the Company.

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

          In 1990 and 1991, the Company completed the two-phase purchase of the 130-branch California network of Great American Bank (GA), a Federal Savings Bank. The Company acquired assets with a GA book value of $5.8 billion.

          Also during 1990, the Company completed the acquisition of four California banking companies with combined assets of $1.9 billion: Valley National Bank of Glendale, Central Pacific Corporation of Bakersfield, the Torrey Pines Group of Solana Beach and Citizens Holdings and its two banking subsidiaries in Orange County.

          For further information, see the Line of Business Results section of the 1994 Annual Report to Shareholders.

     The following table shows selected information for the Bank:


- ----------------------------------------------------------------------------------------------
                                                                                   December 31,
                                              ------------------------------------------------
(in billions)                                   1994       1993      1992       1991      1990
- ----------------------------------------------------------------------------------------------
Investment securities                          $11.2      $12.7     $ 9.0      $ 3.6     $ 1.3
Loans                                          $35.7      $32.4     $36.0      $43.0     $47.3
Assets                                         $51.9      $50.7     $50.7      $51.6     $53.7
Deposits                                       $42.4      $42.4     $43.1      $44.5     $42.7
Staff (full-time equivalent)                  19,522     19,644    21,276     20,954    21,635
Branches (domestic, all California)              634        624       626        612       574
- ----------------------------------------------------------------------------------------------

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

          Among commercial banks, the Bank is presently the second largest holder of customer deposits in California. There is no meaningful measure of overall market share within the broadly defined financial services industry.

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

          Under the Act, the acquisition of substantially all of the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares by a bank holding company is subject to prior approval by the Board of Governors. In no case, however, may the Board approve the acquisition by the Parent of the voting shares of, or substantially all assets of, any bank located outside of California unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the Federal Deposit Insurance Corporation (FDIC) arranges the acquisition under its authority to aid financially troubled banks. Federal legislation enacted in 1994 will remove many of the remaining barriers to interstate expansion and acquisition. Effective September 29, 1995, bank holding companies which are adequately capitalized and adequately managed will be permitted to make interstate acquisitions of banks without regard to state law restrictions. Beginning in 1997, the merger of commonly owned banks in different states will also be permitted, except in states which have passed legislation to prohibit such mergers. The new statute will also permit banks to establish branches outside their home state in states which pass legislation to permit such interstate branching.

          The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the terms of transactions between the Bank and its affiliates and on any extension of credit to its affiliates. Dividends payable by the Bank to the Parent without the express approval of the Office of the Comptroller of the Currency are limited by a formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates, see
Note 2 to the Financial Statements in the 1994 Annual Report to Shareholders.

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

          These changes create significant opportunities for the Company, as well as the financial services industry, to compete in financial markets on a less-regulated basis. They also suggest that the Company and, particularly, the Bank will face new and major competitors in geographic and product markets in which their operations historically have been protected by banking laws and regulations.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

          The following table allocates the changes in net interest income on a taxable-equivalent basis to changes in either average balances or average rates for both interest-earning assets and interest-bearing liabilities. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion to the percentage changes in average volume and average rate.



- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Year ended December 31,
                                                                              1994 OVER 1993                      1993 over 1992
                                                               ------------------------------       ----------------------------
(in millions)                                                  VOLUME       RATE        TOTAL       Volume        Rate     Total
- --------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Investment securities:
     At cost:
        U.S. Treasury securities                               $   4        $ (6)      $  (2)       $  37        $ (13)     $ 24
        Securities of U.S. government agencies
           and corporations                                     (127)        (27)       (154)         248          (46)      202
        Private collateralized mortgage obligations               19          16          35           24           12        36
        Other securities                                          (3)         --          (3)           4           --         4
     At fair value:
        U.S. Treasury Securities                                  13          --          13           --           --        --
        Securities of U.S. government agencies
           and corporations                                       93          --          93           --           --        --
        Private collateralized mortgage obligations               80          --          80           --           --        --
        Other securities                                           6          --           6           --           --        --
     At lower of cost or market                                   --          --          --           (5)          (4)       (9)
  Federal funds sold and securities
     purchased under resale agreements                           (18)          2         (16)          (6)          (4)      (10)
  Loans:
     Commercial                                                   (6)        (12)        (18)        (232)          77      (155)
     Real estate 1-4 family first mortgage                       122         (79)         43          (73)         (96)     (169)
     Other real estate mortgage                                 (119)         43         (76)         (96)          (1)      (97)
     Real estate construction                                    (30)         10         (20)         (46)           1       (45)
     Consumer:
        Real estate 1-4 family junior lien mortgage              (39)         28         (11)         (50)         (50)     (100)
        Credit card                                               18          (6)         12          (28)          (9)      (37)
        Other revolving credit and monthly payment                12           3          15          (18)          (8)      (26)
     Lease financing                                               7          (8)         (1)           2           (6)       (4)
     Foreign                                                       2          --           2           --           --        --
  Other                                                            3          --           3           --           --        --
                                                               -----        ----       -----        -----        -----      ----
     Total increase (decrease) in interest income                 37         (36)          1         (239)        (147)     (386)
                                                               -----        ----       -----        -----        -----      ----
Increase (decrease) in interest expense:
  Deposits:
     Interest-bearing checking                                    --         (10)        (10)           1          (27)      (26)
     Savings deposits                                             (4)         (5)         (9)         (13)         (18)      (31)
     Market rate savings                                          (5)         18          13           35          (99)      (64)
     Savings certificates                                        (39)         (7)        (46)        (129)         (56)     (185)
     Certificates of deposit                                      (1)         (1)         (2)          (8)          (1)       (9)
     Other time deposits                                          (1)          1          --           (1)          --        (1)
     Deposits in foreign offices                                  44          --          44           (1)          (2)       (3)
  Federal funds purchased and securities
     sold under repurchase agreements                             45          25          70           (8)          (4)      (12)
  Commercial paper and other short-term borrowings                 1           3           4           (1)          (2)       (3)
  Senior debt                                                    (12)         11          (1)          --          (23)      (23)
  Subordinated debt                                              (26)         13         (13)           5            5        10
                                                               -----        ----       -----        -----        -----      ----
     Total increase (decrease) in interest expense                 2          48          50         (120)        (227)     (347)
                                                               -----        ----       -----        -----        -----      ----
Increase (decrease) in net interest income
  on a taxable-equivalent basis                                $  35        $(84)      $ (49)       $(119)       $  80      $(39)
                                                               =====        ====       =====        =====        =====      ====
- ---------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES

          At December 31, 1994, there were no investment securities issued by a single issuer (excluding the U.S. government and its agencies and corporations) that exceeded 10% of stockholders' equity, except for private collateralized mortgage obligations issued by The Prudential Home Mortgage Securities Company, Inc. and Countrywide Mortgage Backed Securities, Inc. The securities issued by The Prudential Home Mortgage Securities Company, Inc. had a cost basis and fair value of $974 million and $897 million, respectively, and were distributed among 42 series of mortgage pass-through certificates; each series was collateralized by separate trusts. The largest series had a cost basis and fair value of $51 million and $46 million, respectively. The securities issued by Countrywide Mortgage Backed Securities, Inc. had a cost basis and fair value of $452 million and $417 million, respectively, and were distributed among 17 series of mortgage pass-through certificates; each series was collateralized by separate trusts. The largest series had a cost basis and fair value of $42 million and $38 million, respectively.

LOAN PORTFOLIO

          The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1994 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1994, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.


- ---------------------------------------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31, 1994
                               ----------------------------------------------------------
                                               Over One Year
                                          Through Five Years    Over Five Years
                                          ------------------    ---------------
                                                    Floating           Floating
                                                          or                 or
                               One Year    Fixed  Adjustable   Fixed Adjustable                                       December 31,
                                                                                               -----------------------------------
(in millions)                   or less     rate        rate    rate       rate     total      1993        1992     1991      1990
- ----------------------------------------------------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                     $4,267    $  250     $2,874  $   62     $  709   $ 8,162   $ 6,912    $ 8,214   $11,270   $14,639
  Real estate 1-4 family first
     mortgage (1)                    24        74         35   5,197      3,720     9,050     7,458      6,836     8,612     9,865
  Other real estate mortgage      2,060     1,046      3,236     613      1,124     8,079     8,286     10,128    10,751    10,505
  Real estate construction          628        43        309       5         28     1,013     1,110      1,600     2,055     2,669
  Foreign                            27        --         --      --         --        27        18          5         2         9
                                 ------    ------     ------  ------     ------    ------    ------     ------    ------    ------
     Total selected loan
           maturities            $7,006    $1,413     $6,454  $5,877     $5,581    26,331    23,784     26,783    32,690    37,687
                                 ======    ======     ======  ======     ======    ------    ------     ------    ------    ------
Other loan categories:
  Real estate 1-4 family
     junior lien mortgage                                                           3,332     3,583      4,157     5,053     5,178
  Credit card                                                                       3,125     2,600      2,807     2,900     2,788
  Other revolving credit and
     monthly payment                                                                2,229     1,920      1,979     2,286     2,163
                                                                                   ------    ------     ------    ------    ------
     Total consumer                                                                 8,686     8,103      8,943    10,239    10,129

  Lease financing                                                                   1,330     1,212      1,177     1,170     1,161
                                                                                   ------    ------     ------    ------    ------
     Total loans                                                                  $36,347   $33,099    $36,903   $44,099   $48,977
                                                                                  =======   =======    =======   =======   =======
- ----------------------------------------------------------------------------------------------------------------------------------

(1)
  Includes approximately $2.7 billion of fixed-initial-rate mortgage (FIRM) loans in the over 5 year fixed rate category. FIRM loans carry fixed rates during the first 3, 5, 7 or 10 years (based on the period selected by the borrower) of the loan term and carry adjustable rates thereafter.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Year ended December 31,
                                                               ------------------------------------------------------------
(in millions)                                                     1994        1993         1992          1991          1990
- ---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                      $2,122      $2,067       $1,646        $  885         $ 738
Allowance related to acquisitions (dispositions)                    --          --           --            (2)           33
Provision for loan losses                                          200         550        1,215         1,335           310
Loan charge-offs:
  Commercial                                                       (54)       (110)        (238)         (402)          (75)
  Real estate 1-4 family first mortgage                            (18)        (25)         (17)          (11)           (5)
  Other real estate mortgage                                       (66)       (197)        (290)          (88)          (25)
  Real estate construction                                         (19)        (68)         (93)          (29)          (19)
  Consumer:
    Real estate 1-4 family junior lien mortgage                    (24)        (28)         (28)           (7)           (6)
    Credit card                                                   (138)       (177)        (189)         (161)         (107)
    Other revolving credit and monthly payment                     (36)        (41)         (41)          (42)          (26)
                                                                ------      ------       ------        ------         -----
       Total consumer                                             (198)       (246)        (258)         (210)         (139)
  Lease financing                                                  (14)        (18)         (19)          (19)          (17)
                                                                ------      ------       ------        ------         -----
       Total loan charge-offs                                     (369)       (664)        (915)         (759)         (280)
                                                                ------      ------       ------        ------         -----
Loan recoveries:
  Commercial                                                        37          71           59            98            40
  Real estate 1-4 family first mortgage                              6           2            2            --            --
  Other real estate mortgage                                        22          47            9             2             7
  Real estate construction                                          15           4            3             3             1
  Consumer:
    Real estate 1-4 family junior lien mortgage                      4           3            1            --            --
    Credit card                                                     18          21           21            19            17
    Other revolving credit and monthly payment                      11          12           12            11            12
                                                                ------      ------       ------        ------         -----
       Total consumer                                               33          36           34            30            29
  Lease financing                                                   16           9            9             5             5
  Foreign                                                           --          --            1            49            30
                                                                ------      ------       ------        ------         -----
       Total loan recoveries                                       129         169          117           187           112
                                                                ------      ------       ------        ------         -----
           Total net loan charge-offs                             (240)       (495)        (798)         (572)         (168)
Recoveries (losses) on the sale or swap of
  developing country loans                                          --          --            4            --           (28)
                                                                ------      ------       ------        ------         -----
Balance, end of year                                            $2,082      $2,122       $2,067        $1,646         $ 885
                                                                ======      ======       ======        ======         =====
Total net loan charge-offs as a percentage of
  average total loans                                              .70%       1.44%        1.97%         1.22%          .38%
                                                                ======      ======       ======        ======         =====

Allowance as a percentage of total loans                          5.73%       6.41%        5.60%         3.73%         1.81%
                                                                ======      ======       ======        ======         =====
- ---------------------------------------------------------------------------------------------------------------------------

          The Securities and Exchange Commission requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 367% and 178% at December 31, 1994 and 1993, respectively. This ratio may fluctuate significantly from period to period due to such factors as the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. (For example, at December 31, 1994 and 1993, the percentage of nonaccrual loan balances that were current as to payment of principal and interest were 32% and 50%, respectively.) Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1994 Annual Report to Shareholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The table on the following page provides a breakdown of the allowance for loan losses by loan category. The allocated component of the allowance reflects inherent losses resulting from the analysis of individual loans and is developed through specific credit allocations for individual loans and historical loss experience for each loan category and degree of criticism within each category. The total of these allocations is then supplemented by the unallocated component of the allowance for loan losses, which includes adjustments to the historical loss experience for the various loan categories to reflect any current conditions that could affect loss recognition. The unallocated component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate significantly from period to period. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.


                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                                December 31,
- ---------------------------------------------------------------------------------------------------------------------------
(in millions)                                  1994              1993             1992              1991               1990
- ---------------------------------------------------------------------------------------------------------------------------
Commercial                                   $  109            $  152           $  373            $  417               $177
Real estate 1-4 family first mortgage            41                39               37                33                 32
Other real estate mortgage                      212               357              589               350                 63
Real estate construction                         45                92              181               121                 36
Consumer:
   Credit card (1)                               87                96              107               239                193
   Other consumer                                70                87               58                51                 32
                                             ------            ------           ------            ------               ----
      Total consumer                            157               183              165               290                225
Lease financing                                  21                19               17                15                 13
Foreign                                          --                --               --                --                  6
Unallocated component of
   the allowance (2)                          1,497             1,280              705               420                333
                                             ------            ------           ------            ------               ----
      Total                                  $2,082            $2,122           $2,067            $1,646               $885
                                             ======            ======           ======            ======               ====
- ---------------------------------------------------------------------------------------------------------------------------

                                                                                                                        December 31,
                                        -------------------------------------------------------------------------------------------
                                              1994                1993               1992              1991              1990
                                        ----------------    ----------------  ----------------  ----------------   ----------------
                                         ALLOC.     LOAN     Alloc.     Loan   Alloc.     Loan   Alloc.     Loan    Alloc.     Loan
                                         ALLOW.   CATGRY     allow.   catgry   allow.   catgry   allow.   catgry    allow.   catgry
                                           AS %     AS %       as %     as %     as %     as %     as %     as %      as %     as %
                                        OF LOAN OF TOTAL    of loan of total  of loan of total  of loan of total   of loan of total
                                         CATGRY    LOANS     catgry    loans   catgry    loans   catgry    loans    catgry    loans
                                         ------    -----     ------    -----   ------    -----   ------    -----    ------    -----

Commercial                                1.34%      22%      2.20%      21%    4.54%      22%    3.70%      25%      1.21%    31%
Real estate 1-4 family first mortgage      .45       25        .52       23      .54       19      .38       20        .32     20
Other real estate mortgage                2.62       22       4.31       25     5.82       27     3.26       24        .60     21
Real estate construction                  4.44        3       8.29        3    11.31        4     5.89        5       1.35      5
Consumer:
   Credit card (1)                        2.78        9       3.69        8     3.81        8     8.24        7       6.92      6
   Other consumer                         1.26       15       1.58       16      .95       17      .69       16        .44     15
                                                    ---                 ---               ---               ---               ---
      Total consumer                      1.81       24       2.26       24     1.85       25     2.83       23       2.22     21
Lease financing                           1.58        4       1.57        4     1.44        3     1.28        3       1.12      2
Foreign                                     --       --         --       --       --       --       --       --      66.67     --
                                                    ---                 ---               ---               ---               ---
      Total                               5.73%     100%      6.41%     100%    5.60%     100%    3.73%     100%      1.81%   100%
                                          ====      ===       ====      ===     ====      ===     ====      ===       ====    ===
- ----------------------------------------------------------------------------------------------------------------------------------

(1)   In 1992, the calculation method for the allocation of the allowance for loan losses for credit card loans was changed in order to better conform  to industry practice, whereby the allocation now approximates 7 months (formerly, 18 to 21 months) of projected losses.  Based on the revised method, the estimated allocation for credit card loans would have been reduced (and, correspondingly, the unallocated portion of the allowance would have been increased) by about $140 million and $130 million at
      December 31, 1991 and 1990, respectively.
(2)   This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

DEPOSITS

          At December 31, 1994, the contractual principal maturities of domestic time certificates of deposit and other time deposits issued in amounts of $100,000 or more were as follows (based on time remaining until maturity):
$522 million maturing in 3 months or less; $227 million over 3 through 6 months; $396 million over 6 through 12 months and $471 million over 12 months.

          Time certificates of deposit and other time deposits issued by foreign offices in amounts of $100,000 or more represent substantially all of the foreign deposit liabilities of $3,540 million at December 31, 1994.

SHORT-TERM BORROWINGS

          The following table shows selected information for those short-term borrowings that exceed 30% of stockholders' equity:


- ------------------------------------------------------------------------------
                                                        Year ended December 31,
                                            ----------------------------------
(in millions)                                1994           1993          1992
- ------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER
  REPURCHASE AGREEMENTS (1)
Average amount outstanding                  $2,223         $1,051       $1,299
Daily average rate                            4.45%          2.79%        3.16%
Highest month-end balance                   $3,887         $1,378       $2,164
Year-end balance                            $3,022         $1,079       $1,311
Weighted average rate on
  outstandings at year end                    5.24%          2.67%        2.56%
- ------------------------------------------------------------------------------

(1) These borrowings generally mature in less than 30 days.

PROPERTIES

          The Company owns and leases various properties, primarily in the financial district of San Francisco and other locations throughout California.

          The Company owns its 12-story headquarters building in San Francisco and a four-story administrative building and a five-story data processing center, both in El Monte, California. The Company is also a joint venture partner in a 54-story office building in downtown Los Angeles, of which approximately 200,000 square feet is occupied by administrative staff and 60,000 square feet is sublet. In addition, the Company leases approximately 2,600,000 square feet of office space for data processing support and various administrative departments in four major buildings in San Francisco, two other major locations in the San Francisco Bay area and four major locations in Southern California.

          At December 31, 1994, the Bank operated 634 domestic branch offices (including 23 banking centers), of which 344 were in Northern California and 290 in Southern California. The Company owns the land and buildings occupied by 230 of the branch offices and leases 404 branch offices (including 23 banking centers). The leases are generally for terms not exceeding 30 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                            Date from
         Name                      Office held              which held       Age
- ----------------------     ---------------------------    --------------     ---
Paul Hazen                 Chairman and Chief             January 1995       53
                             Executive Officer
William F. Zuendt          President and Chief            January 1995       48
                             Operating Officer
Michael J. Gillfillan      Vice Chairman                  January 1992       46
Charles M. Johnson         Vice Chairman                  January 1992       53
Clyde W. Ostler            Vice Chairman                  January 1990       48
Rodney L. Jacobs           Vice Chairman and Chief        January 1990       54
                             Financial Officer
Patricia R. Callahan       Executive Vice President       March 1993         41
                             and Personnel Director
Frank A. Moeslein          Executive Vice President       April 1991         51
                             and Controller
Guy Rounsaville, Jr.       Executive Vice President,      March 1985         51
                             Chief Counsel and
                             Secretary
Ross J. Kari               Senior Vice President          January 1995       36
                             and General Auditor


          Carl E. Reichardt, former Chairman and Chief Executive Officer, retired from the Company effective December 31, 1994. He remains on the Board of Directors. Accordingly, as of January 1, 1995, Paul Hazen, former President and Chief Operating Officer, became Chairman and Chief Executive Officer. William F. Zuendt, a former Vice Chairman, became President and Chief Operating Officer, and joined the Board of Directors at that time. William F. Aldinger III, a former Vice Chairman, and Stuart V.M. Campbell, former Executive Vice President and General Auditor, resigned from the Company in August 1994 and January 1995, respectively.

          The principal occupation of each of the executive officers during the past five years has been in the position reported above or in other positions as an officer with the Company.

          There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 39 through 68 of the 1994 Annual Report to Shareholders are incorporated herein by reference.

     (2)  Financial Statement Schedules:



          All schedules are omitted, because the conditions requiring their filing do not exist.

     (3)  Exhibits:

          Exhibit
          number    Description
          ------    -----------

          3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) of Form 10-K filed March 21, 1994
           (b) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the Adjustable Rate Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(c) of Form 10-K filed March 21, 1994
           (c) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the 9% Preferred Stock, Series C, incorporated by reference to
                    Exhibit 3 of Form 8-K filed October 24, 1991
           (d) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the 8 7/8% Preferred Stock, Series D, incorporated by reference to
                    Exhibit 3 of Form 8-K filed March 5, 1992
           (e)      By-Laws

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

          Exhibit
          number    Description
          ------    -----------

           (e) Deposit Agreement dated as of March 5, 1992 among Wells Fargo & Company, Marine Midland Bank, N.A. as Depositary and the holders from time to time of the Depositary Shares representing one-twentieth of a share of 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(a) of Form 8-K filed March 5, 1992
           (f) Specimen of certificate for the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(b) of Form 8-K filed March 5, 1992
           (g) Specimen of Depositary Receipt for the Depositary Shares, each representing a one-twentieth interest in a share of the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(c) of Form 8-K filed March 5, 1992

          10(a)     Benefits Restoration Program, incorporated by reference to
                    Exhibit 10(a) of Form 10-K for the year ended December 31, 1990
            (b) Deferral Plan for Directors, as amended through November 19, 1991, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1991
            (c) 1990 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991
            (d) 1987 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1991
            (e)     Director Retirement Plan, incorporated by reference to
                    Exhibit 10(e) of Form 10-K for the year ended December 31, 1993
            (f)     1990 Equity Incentive Plan, incorporated by reference to
                    Exhibit 10(f) of Form 10-K for the year ended December 31, 1990
            (g) 1982 Equity Incentive Plan, as amended through November 15, 1988, incorporated by reference to Exhibit 10(g) of Form 10-K for the year ended December 31, 1993
            (h)     Executive Incentive Pay Plan, incorporated by reference to
                    Exhibit 10(h) of Form 10-K for the year ended December 31, 1990
            (i)     Executive Loan Plan
            (j) Passivity Agreement dated July 31, 1991 between the Company and Berkshire Hathaway Inc., including the form of proxy granted in connection therewith, incorporated by reference to Exhibit 19 of Form 10-Q for the quarter ended June 30, 1991
            (k) Long-Term Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement filed March 14, 1994
            (l) Senior Executive Performance Plan, incorporated by reference to Exhibit B of the Proxy Statement filed March 14, 1994

          11        Computation of Earnings Per Common Share

          12 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.20, 1.90, 1.33, 1.02 and 1.43 for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.04, 4.53, 2.56, 1.10 and 2.42 for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

          Exhibit
          number                        Description
          ------                        -----------


          13 1994 Annual Report to Shareholders -- only those sections of the Annual Report to Shareholders referenced in the index on page 1 are incorporated in the Form 10-K.

          21 Subsidiaries of the Registrant -- Wells Fargo & Company's only significant subsidiary, as defined, is Wells Fargo Bank, N.A.

          23        Consent of Independent Accountants

          27        Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1994 and through the date hereof in 1995:

     (1) October 18, 1994 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and nine months ended September 30, 1994

     (2) January 17, 1995 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1994 and the increase in the Company's common stock dividend


                            STATUS OF PRIOR DOCUMENTS

          The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1994, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1995.


                                   WELLS FARGO & COMPANY


                                   By:       FRANK A. MOESLEIN
                                       ----------------------------------------
                                               Frank A. Moeslein
                                       (Executive Vice President and Controller)



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1995:



PAUL HAZEN             Chairman and Chief        ROBERT K. JAEDICKE      Director
- -------------------    Executive Officer         ----------------------
(Paul Hazen)           (Principal Executive      (Robert K. Jaedicke)
                        Officer)
                                                 PAUL A. MILLER          Director
                                                 ----------------------
                                                 (Paul A. Miller)

RODNEY L. JACOBS       Vice Chairman and Chief   ELLEN M. NEWMAN         Director
- --------------------    Financial Officer        ----------------------
(Rodney L. Jacobs)      (Principal Financial     (Ellen M. Newman)
                        Officer)
                                                 PHILIP J. QUIGLEY       Director
                                                 ----------------------
                                                 (Philip J. Quigley)

FRANK A. MOESLEIN      Executive Vice President  CARL E. REICHARDT       Director
- -------------------    and Controller (Principal -----------------------
(Frank A. Moeslein)    Accounting Officer)       (Carl E. Reichardt)

                                                 DONALD B. RICE          Director
                                                 -----------------------
                                                 (Donald B. Rice)


H. JESSE ARNELLE       Director                  SUSAN G. SWENSON        Director
- -------------------                              -----------------------
(H. Jesse Arnelle)                               (Susan G. Swenson)


WILLIAM R. BREUNER     Director                  CHANG-LIN TIEN          Director
- -------------------                              -----------------------
(William R. Breuner)                             (Chang-Lin Tien)

                       Director                  JOHN A. YOUNG           Director
- -------------------                              -----------------------
(William S. Davila)                              (John A. Young)

RAYBURN S. DEZEMBER    Director                  WILLIAM F. ZUENDT       Director
- -------------------                              -----------------------
(Rayburn S. Dezember)                            (William F. Zuendt)

