Form 10-Q
period 1995-03-31
WELLS FARGO & CO
filed 1995-05-12
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995      Commission file number 1-6214

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

                                                       Shares Outstanding
                                                         April 30, 1995
                                                       ------------------

     Common stock, $5 par value                            49,203,909

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements                                               ----

         Consolidated Statement of Income. . . . . . . . . . . . . . . . .   2
         Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . .   3
         Consolidated Statement of Changes in Stockholders' Equity . . . .   4
         Consolidated Statement of Cash Flows. . . . . . . . . . . . . . .   5
         Note to Financial Statements. . . . . . . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Summary Financial Data. . . . . . . . . . . . . . . . . . . . . .   9
         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Line of Business Results. . . . . . . . . . . . . . . . . . . . .  12
         Earnings Performance. . . . . . . . . . . . . . . . . . . . . . .  15
          Net Interest Income. . . . . . . . . . . . . . . . . . . . . . .  15
          Noninterest Income . . . . . . . . . . . . . . . . . . . . . . .  17
          Noninterest Expense. . . . . . . . . . . . . . . . . . . . . . .  18
          Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  19
         Balance Sheet Analysis. . . . . . . . . . . . . . . . . . . . . .  20
          Investment Securities. . . . . . . . . . . . . . . . . . . . . .  20
          Mortgage Loans Held for Sale . . . . . . . . . . . . . . . . . .  22
          Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .  23
            Commercial real estate . . . . . . . . . . . . . . . . . . . .  23
          Nonaccrual and Restructured Loans and Other Assets . . . . . . .  24
            Quarterly trend of changes in nonaccrual loans . . . . . . . .  25
            Changes in nonaccrual loans by loan category . . . . . . . . .  26
            Quarterly trend of changes in foreclosed assets. . . . . . . .  27
            Nonaccrual loans by performance category . . . . . . . . . . .  27
            Loans 90 days past due and still accruing. . . . . . . . . . .  29
          Allowance for Loan Losses. . . . . . . . . . . . . . . . . . . .  30
          Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  32
          Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
          Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . . .  33
          Asset/Liability Management . . . . . . . . . . . . . . . . . . .  35
          Derivative Financial Instruments . . . . . . . . . . . . . . . .  36
          Liquidity Management . . . . . . . . . . . . . . . . . . . . . .  37

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  38

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  38

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39
- --------------------------------------------------------------------------------
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

                                  PART I - FINANCIAL INFORMATION

                              WELLS FARGO & COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF INCOME

==========================================================================================
                                                                                   Quarter
                                                                            ended March 31,
                                                                          ----------------
(in millions)                                                               1995      1994
- ------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                                       $    1     $   4
Investment securities                                                        165       185
Loans                                                                        858       705
Other                                                                          1         1
                                                                          ------     -----
    Total interest income                                                  1,025       895
                                                                          ------     -----
INTEREST EXPENSE
Deposits                                                                     242       196
Federal funds purchased and securities sold under
  repurchase agreements                                                       56         8
Commercial paper and other short-term borrowings                              10         1
Senior and subordinated debt                                                  52        48
                                                                          ------     -----
    Total interest expense                                                   360       253
                                                                          ------     -----
NET INTEREST INCOME                                                          665       642
Provision for loan losses                                                     --        60
                                                                          ------     -----
Net interest income after provision for loan losses                          665       582
                                                                          ------     -----
NONINTEREST INCOME
Service charges on deposit accounts                                          118       117
Fees and commissions                                                         101        85
Trust and investment services income                                          55        50
Investment securities gains (losses)                                         (15)        4
Other                                                                        (17)       44
                                                                          ------     -----
    Total noninterest income                                                 242       300
                                                                          ------     -----
NONINTEREST EXPENSE
Salaries                                                                     172       164
Incentive compensation                                                        27        28
Employee benefits                                                             53        54
Net occupancy                                                                 53        55
Equipment                                                                     47        39
Federal deposit insurance                                                     24        26
Other                                                                        161       157
                                                                          ------     -----
    Total noninterest expense                                                537       523
                                                                          ------     -----
INCOME BEFORE INCOME TAX EXPENSE                                             370       359
Income tax expense                                                           137       157
                                                                          ------     -----

NET INCOME                                                                $  233     $ 202
                                                                          ======     =====

NET INCOME APPLICABLE TO COMMON STOCK                                     $  223     $ 190
                                                                          ======     =====

PER COMMON SHARE
Net income                                                                $ 4.41     $3.41
                                                                          ======     =====

Dividends declared                                                        $ 1.15     $1.00
                                                                          ======     =====

Average common shares outstanding                                           50.5      55.7
                                                                          ======     =====
==========================================================================================

                               WELLS FARGO & COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET

==========================================================================================
                                                    MARCH 31,   December 31,      March 31,
(in millions)                                           1995           1994           1994
- ------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $ 2,708        $ 2,974        $ 2,702
Federal funds sold and securities
  purchased under resale agreements                       39            260            126
Investment securities:
  At cost (estimated fair value
    $7,928, $8,185 and $10,606)                        8,173          8,619         10,710
  At fair value                                        2,403          2,989          3,056
                                                     -------        -------        -------
    Total investment securities                       10,576         11,608         13,766
Mortgage loans held for sale                           3,940             --             --

Loans                                                 32,737         36,347         33,452
Allowance for loan losses                              2,017          2,082          2,121
                                                     -------        -------        -------
    Net loans                                         30,720         34,265         31,331
                                                     -------        -------        -------
Due from customers on acceptances                         74             77             66
Accrued interest receivable                              316            328            314
Premises and equipment, net                              892            886            888
Goodwill                                                 408            416            468
Other assets                                           2,651          2,560          2,515
                                                     -------        -------        -------

    Total assets                                     $52,324        $53,374        $52,176
                                                     =======        =======        =======

LIABILITIES
Noninterest-bearing deposits                         $ 9,431        $10,145        $ 9,611
Interest-bearing deposits                             29,566         32,187         31,993
                                                     -------        -------        -------
    Total deposits                                    38,997         42,332         41,604
Federal funds purchased and securities
  sold under repurchase agreements                     4,770          3,022          1,532
Commercial paper and other short-term borrowings         526            189            156
Acceptances outstanding                                   74             77             66
Accrued interest payable                                 105             60             98
Other liabilities                                      1,074            930          1,011
Senior debt                                            1,454          1,393          2,074
Subordinated debt                                      1,484          1,460          1,446
                                                     -------        -------        -------

    Total liabilities                                 48,484         49,463         47,987
                                                     -------        -------        -------

STOCKHOLDERS' EQUITY
Preferred stock                                          489            489            489
Common stock - $5 par value,
  authorized 150,000,000 shares;
  issued and outstanding 49,579,908 shares,
  51,251,648 shares and 55,337,248 shares                248            256            277
Additional paid-in capital                               590            871            485
Retained earnings                                      2,572          2,409          2,963
Cumulative foreign currency translation adjustments       (4)            (4)            (4)
Investment securities valuation allowance                (55)          (110)           (21)
                                                     -------        -------        -------

    Total stockholders' equity                         3,840          3,911          4,189
                                                     -------        -------        -------

    Total liabilities and stockholders' equity       $52,324        $53,374        $52,176
                                                     =======        =======        =======
==========================================================================================

                          WELLS FARGO & COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==========================================================================================
                                                                    Quarter ended March 31,
                                                                    ----------------------
(in millions)                                                               1995      1994
- ------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                             $  489    $  639
Preferred stock redeemed                                                      --      (150)
                                                                          ------    ------
Balance, end of quarter                                                      489       489
                                                                          ------    ------

COMMON STOCK
Balance, beginning of quarter                                                256       279
Common stock issued under employee benefit and
  dividend reinvestment plans                                                  3         1
Common stock repurchased                                                     (11)       (3)
                                                                          ------    ------
Balance, end of quarter                                                      248       277
                                                                          ------    ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                                871       551
Common stock issued under employee benefit and
  dividend reinvestment plans                                                 34         7
Common stock repurchased                                                    (315)      (73)
                                                                          ------    ------
Balance, end of quarter                                                      590       485
                                                                          ------    ------

RETAINED EARNINGS
Balance, beginning of quarter                                              2,409     2,829
Net income                                                                   233       202
Preferred stock dividends                                                    (10)      (12)
Common stock dividends                                                       (60)      (56)
                                                                          ------    ------
Balance, end of quarter                                                    2,572     2,963
                                                                          ------    ------

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
Balance, beginning and end of quarter                                         (4)       (4)
                                                                          ------    ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of quarter                                               (110)       21
Change in unrealized net gain (loss), after applicable taxes                  55       (42)
                                                                          ------    ------
Balance, end of quarter                                                      (55)      (21)
                                                                          ------    ------

  Total stockholders' equity                                              $3,840    $4,189
                                                                          ======    ======
==========================================================================================

                          WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS

==========================================================================================
                                                                    Quarter ended March 31,
                                                                    ----------------------
(in millions)                                                               1995      1994
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  233    $  202
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                               --        60
      Depreciation and amortization                                           63        61
      Deferred income tax benefit                                            (44)      (17)
      Net (increase) decrease in accrued interest receivable                  12       (17)
      Write-down of mortgage loans held for sale                              83        --
      Net increase in accrued interest payable                                45        35
      Other, net                                                             (30)       44
                                                                          ------    ------

Net cash provided by operating activities                                    362       368
                                                                          ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities                               470     1,277
      Purchases                                                              (24)   (2,100)
    At fair value:
      Proceeds from sales                                                    670        15
      Proceeds from prepayments and maturities                                52       279
      Purchases                                                              (57)     (245)
  Net increase in loans resulting from originations and collections         (536)     (459)
  Proceeds from sales (including participations) of loans                    191        28
  Purchases (including participations) of loans                             (109)      (64)
  Proceeds from sales of foreclosed assets                                    43        48
  Net decrease in federal funds sold and securities
    purchased under resale agreements                                        221     1,542
  Other, net                                                                 (71)       --
                                                                          ------    ------

Net cash provided by investing activities                                    850       321
                                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                (3,335)      (40)
  Net increase in short-term borrowings                                    2,085       421
  Proceeds from issuance of senior debt                                      500        --
  Repayment of senior debt                                                  (440)     (166)
  Repayment of subordinated debt                                              --      (526)
  Proceeds from issuance of common stock                                      37         8
  Redemption of preferred stock                                               --      (150)
  Repurchase of common stock                                                (326)      (76)
  Payment of cash dividends on preferred stock                               (20)      (12)
  Payment of cash dividends on common stock                                  (60)      (56)
  Other, net                                                                  81       (34)
                                                                          ------    ------

Net cash used by financing activities                                     (1,478)     (631)
                                                                          ------    ------

  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                  (266)       58

Cash and cash equivalents at beginning of quarter                          2,974     2,644
                                                                          ------    ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                               $2,708    $2,702
                                                                          ======    ======

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                              $  315    $  218
                                                                          ======    ======
    Income taxes                                                          $   49    $  114
                                                                          ======    ======

  Noncash investing activities:
    Transfers from loans to foreclosed assets                             $   42    $   62
                                                                          ======    ======
    Transfer from loans to mortgage loans held for sale                   $4,023    $   --
                                                                          ======    ======
==========================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTE TO FINANCIAL STATEMENTS


1.  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 114

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, as amended by FAS 118 (collectively referred to as FAS 114). FAS 114 addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and 15. However, these statements do not address the overall adequacy of the allowance for loan losses and do not apply to large groups of smaller-balance homogeneous loans unless they have been involved in a restructuring. These statements can only be applied prospectively.

A loan within the scope of FAS 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Subsequent to the adoption of FAS 114, a loan restructured at an interest rate equal to or greater than that of a new loan with comparable risk, at the time that the contract is modified, is included in the restructured (accruing) disclosure. These loans may be excluded from the impairment assessment and may cease to be reported as impaired loans in the calendar years subsequent to the restructuring, if the loan is not impaired based on the modified terms. At March 31, 1995, there were no such restructured loans.

For loans covered by this statement, the Company makes an assessment for impairment when and while such loans are on nonaccrual or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans will have risk characteristics similar to other impaired loans and will be aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

The table below shows the recorded investment in impaired loans by loan category at March 31, 1995:

===============================================================================
(in millions)                                                    March 31, 1995
- -------------------------------------------------------------------------------
   Commercial                                                              $ 56
   Real estate 1-4 family first mortgage                                      7
   Other real estate mortgage                                               299
   Real estate construction                                                  77
   Other                                                                      3
                                                                           ----

      Total (1)                                                            $442
                                                                           ====
===============================================================================

(1) Includes $23 million of impaired loans with a related FAS 114 allowance of $4 million at March 31, 1995.

Of the recorded investment in impaired loans of $442 million at March 31, 1995, the Company measured the impairment on $314 million using the collateral value method. Generally under this method, a direct charge-off is taken to reduce the recorded investment to the value of the underlying collateral. For $106 million of impaired loans, impairment was measured using the discounted cash flow method. The remaining $22 million of impaired loans were aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

The average recorded investment in impaired loans during the first quarter of 1995 was $432 million. Total interest income recognized on impaired loans during the first quarter of 1995 was $4 million, all of which was recorded using the cash method.

The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are nonaccural. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

======================================================================================================================
                                                                                                              % Change
                                                                            Quarter ended          March 31, 1995 from
                                                   --------------------------------------       ----------------------
                                                   MARCH 31,       Dec. 31,      March 31,      Dec. 31,      March 31,
(in millions)                                          1995           1994           1994          1994           1994
- ----------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                        $    233       $    215       $    202              8 %           15 %
Per common share
  Net income                                      $   4.41       $   3.96       $   3.41             11             29
  Dividends declared                                  1.15           1.00           1.00             15             15

Average common shares outstanding                     50.5           51.8           55.7             (3)            (9)

Profitability ratios (annualized)
  Net income to average total assets (ROA)            1.80%          1.64%          1.60%            10             13
  Net income applicable to common stock to
    average common stockholders' equity (ROE)        26.89          23.96          21.09             12             28

Efficiency ratio (1)                                  59.1%          60.7%          55.5%            (3)             6

Average loans                                     $ 36,334       $ 35,326       $ 32,848              3             11
Average assets                                      52,390         52,090         51,220              1              2
Average core deposits                               36,699         38,307         40,385             (4)            (9)

Net interest margin                                   5.59%          5.53%          5.56%             1              1

Average staff (full-time equivalent)                19,493         19,562         19,434             --             --

AT QUARTER END
Investment securities                             $ 10,576       $ 11,608       $ 13,766             (9)           (23)
Loans (2)                                           32,737         36,347         33,452            (10)            (2)
Allowance for loan losses                            2,017          2,082          2,121             (3)            (5)
Assets                                              52,324         53,374         52,176             (2)            --
Core deposits                                       36,975         38,508         41,145             (4)           (10)
Common stockholders' equity                          3,351          3,422          3,700             (2)            (9)
Stockholders' equity                                 3,840          3,911          4,189             (2)            (8)
Tier 1 capital (3)                                   3,437          3,562          3,722             (4)            (8)
Total capital (Tiers 1 and 2) (3)                    5,034          5,157          5,397             (2)            (7)

Capital ratios
  Common stockholders' equity to assets               6.40%          6.41%          7.09%            --            (10)
  Stockholders' equity to assets                      7.34           7.33           8.03             --             (9)
  Risk-based capital (3)
    Tier 1 capital                                    8.73           9.09          10.23             (4)           (15)
    Total capital                                    12.78          13.16          14.83             (3)           (14)
  Leverage (3)                                        6.61           6.89           7.34             (4)           (10)

Book value per common share                       $  67.59       $  66.77       $  66.87              1              1

COMMON STOCK PRICE
High                                              $160-5/8       $149-5/8       $147-1/2              7              9
Low                                                143-3/8        141            127-5/8              2             12
Quarter end                                        156-3/8        145            139-3/8              8             12
======================================================================================================================

(1)  The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2)  Loans exclude mortgage loans held for sale at March 31, 1995 of $3,940 million.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income in the first quarter of 1995 was $233 million, compared with $202 million in the first quarter of 1994, an increase of 15%. Per share earnings for the first quarter of 1995 were $4.41 per share, compared with $3.41 per share in the first quarter of 1994, an increase of 29%. The percentage increase in per share earnings was greater than the percentage increase in net income due to the Company's continuing stock repurchase program.

The higher first quarter 1995 results were primarily due to a zero loan loss provision, compared with $60 million in the first quarter of 1994. The first quarter of 1995 results also reflected increased net interest income and a reduction in income taxes. These increases were substantially offset by a write-down on mortgage loans held for sale.

Return on average assets (ROA) was 1.80% and return on average common equity
(ROE) was 26.89% in the first quarter of 1995, compared with 1.60% and 21.09%, respectively, in the same quarter of 1994.

Net interest income on a taxable-equivalent basis was $665 million and $642 million in the first quarter of 1995 and 1994, respectively. The Company's net interest margin was 5.59% for the first quarter of 1995, compared with 5.56% in the same quarter of 1994.

Noninterest income in the first quarter of 1995 was $242 million, compared with $300 million in the same quarter of 1994, a decrease of 19%. The decrease was substantially due to an $83 million write-down to lower of cost or estimated market for certain product types within the real estate 1-4 family first mortgage portfolio that were reclassified to mortgage loans held for sale on March 31, 1995.

Noninterest expense in the first quarter of 1995 was $537 million, up 3% from $523 million. The increase was primarily due to higher salary levels and equipment expense.

During the first quarter of 1995, net charge-offs totaled $65 million, or .72% of average loans (annualized). This compared with $58 million, or .65%, during the fourth quarter of 1994 and $61 million, or .74%, during the first quarter of 1994. The allowance for loan losses was 6.16% of total loans (excluding mortgage loans held for sale) at March 31, 1995, compared with 5.73% at December 31, 1994 and 6.34% at March 31, 1994.

Total nonaccrual and restructured loans were $581 million at March 31, 1995, compared with $582 million at December 31, 1994 and $900 million at March 31, 1994. Foreclosed assets amounted to $273 million at March 31, 1995, $272 million at December 31, 1994 and $354 million at March 31, 1994.

The Company's effective tax rate for the first quarter of 1995 was 37%, compared with 44% for the first quarter of 1994. The decrease in the effective tax rate was due to a $22 million reduction of income tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

Common stockholders' equity to total assets was 6.40% at March 31, 1995, compared with 6.41% and 7.09% at December 31, 1994 and March 31, 1994, respectively. The Company's total risk-based capital ratio at March 31, 1995 was 12.78% and its Tier 1 risk-based capital ratio was 8.73%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At December 31, 1994, these risk-based capital ratios were 13.16% and 9.09%, respectively; at March 31, 1994, these ratios were 14.83% and 10.23%, respectively.

The decrease in total and Tier 1 risk-based capital ratios between December 31, 1994 and March 31, 1995 resulted predominantly from the repurchase of 2,124,305 shares of common stock during the first quarter. The Company has bought in the past, and will continue to buy, shares to offset stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1995 the repurchase of up to 4.96 million shares of the Company's outstanding common stock, representing 10% of the Company's shares as of March 31, 1995. This authorization continues a repurchase program begun in 1994. This action reflects the Company's strong capital position and will continue to allow the Company to effectively manage its overall capital position in the best interest of its shareholders. There is no scheduled date for completion of the program; the Company will purchase shares from time to time, subject to market conditions.

The Company's leverage ratios were 6.61%, 6.89% and 7.34% at March 31, 1995, December 31, 1994 and March 31, 1994, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the well capitalized guideline of 5% for banks.

While there has been a general economic recovery in California, of moderate proportions, business conditions were not particularly strong in the first quarter of 1995. Heavy flooding, the financial crisis in Mexico and the rise in interest rates in much of 1994 took their toll on several large industries, including construction, agribusiness and distribution of goods (e.g., warehousing and transportation). Despite these conditions, there were some improvements. Businesses were growing fast enough to stimulate bank lending and create new jobs. Loans to businesses were particularly strong, and lending to individuals rose at a moderate level. During the quarter, the Company experienced increases in several types of loan commitments, including commercial, real estate construction and consumer loans.

LINE OF BUSINESS RESULTS (ESTIMATED)

==================================================================================================================
(income/expense in millions, average balances in billions)
- ------------------------------------------------------------------------------------------------------------------
                                        1995      1994      1995      1994      1995      1994      1995      1994
                                        --------------      --------------     ---------------      --------------
                                                Retail            Business
                                          Distribution             Banking          Investment         Real Estate
                                                 Group               Group               Group               Group
                                        --------------------------------------------------------------------------
Net interest income (1)                 $113     $ 101      $ 87      $ 63     $ 119     $  82      $ 57      $ 54

Provision for loan losses (2)             --        --         7         5        --        --         7         7

Noninterest income (3)                   160       153        32        39        74        68         6         7

Noninterest expense (3)                  229       224        65        66       114        99        13        25
                                        ----     -----      ----      ----     -----     -----      ----      ----

Income before income
  tax expense (benefit)                   44        30        47        31        79        51        43        29

Income tax expense (benefit) (4)          19        14        21        14        34        23        18        12
                                        ----     -----      ----      ----     -----     -----      ----      ----

    Net income                          $ 25     $  16      $ 26      $ 17     $  45     $  28      $ 25      $ 17
                                        ====     =====      ====      ====     =====     =====      ====      ====

Average loans (5) (6) (7)               $ --     $  --      $2.1      $1.7     $  .5     $  .5      $6.3      $6.5

Average assets                           1.2       1.2       3.3       2.9       1.0       1.1       6.8       6.9

Average core deposits                    9.9      10.2       6.5       7.3      17.9      20.4        .1        .1

Return on equity (8)                      24%       17%       34%       23%       41%       25%       15%       11%

Risk-adjusted efficiency ratio (9)        91%       95%       71%       83%       70%       80%       78%      102%
==================================================================================================================

(1)  Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds.  Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided
     (e.g., deposits).  The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2)  The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business.  In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business.  The difference between the normalized provision and the Company provision is included in Other.
(3)  Retail branch charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups.  They amounted to $48 million and $46 million in the first quarter of 1995 and
     1994, respectively.  These charges are eliminated in the Other category in arriving at the Consolidated
     Company totals for noninterest income and expense.
(4)  Businesses are taxed at the Company's marginal (statutory) tax rate, adjusted for any nondeductible expenses.
     Any differences between the marginal and effective tax rates are in Other.
(5)  Real Estate Group's average loans include commercial loans to real estate developers of $0.5 billion and
     $0.5 billion for the first quarter of 1995 and 1994, respectively, other real estate mortgage loans of
     $4.9 billion and $5.1 billion and real estate construction loans of $0.9 billion and $0.9 billion for the same periods, respectively.

The line of business results show financial performance of the major business units comparing the first quarter of 1995 with the first quarter of 1994. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be restated to allow comparability from one period to the next.

The Retail Distribution Group's net income in the first quarter of 1995 increased $9 million, or 56%. Net interest income increased due to wider spreads on core deposits that were partially offset by lower balances. Noninterest income increased from higher deposit service charges and ATM shared network income. These revenue increases were partially offset by expenditures on alternative distribution channels and supermarket banking centers.

=============================================================================
                                                       Quarter ended March 31,
 ----------------------------------------------------------------------------
 1995    1994    1995    1994    1995    1994    1995    1994    1995    1994
 ------------    ------------   -------------    ------------   -------------
    Wholesale
     Products        Consumer        Mortgage                    Consolidated
        Group         Lending         Lending           Other         Company
 ----------------------------------------------------------------------------
 $ 97    $ 79    $124    $111   $  50   $  53   $  18   $  99   $ 665   $ 642

   10       9      50      41       4       4     (78)     (6)     --      60

   47      35      38      32     (77)      5     (38)    (39)    242     300

   47      43      62      59      24      32     (17)    (25)    537     523
 ----    ----    ----    ----   -----   -----   -----   -----   -----   -----


   87      62      50      43     (55)     22      75      91     370     359

   37      27      22      19     (23)     10       9      38     137     157
 ----    ----    ----    ----   -----   -----   -----   -----   -----   -----

 $ 50    $ 35    $ 28    $ 24   $ (32)  $  12   $  66   $  53   $ 233   $ 202
 ====    ====    ====    ====   =====   =====   =====   =====   =====   =====

 $8.8    $7.7    $6.6    $5.6   $11.9   $10.8   $  .1   $  --   $36.3   $32.8

  9.7     8.5     6.7     5.8    12.1    10.9    11.6    13.9    52.4    51.2

  1.9     1.8      .3      .4      .1      .1      --      .1    36.7    40.4

   27%     22%     26%     27%    (21)%     9%     --%     --%     27%     21%

   61%     70%     74%     75%     -- %   109%     --%     --%     --%     --%

=============================================================================

(6) Wholesale Products Group's average loans include commercial real estate loans of $2.3 billion and $2.2 billion in the first quarter of 1995 and 1994, respectively, and other commercial loans of $6.5 billion and $5.5 billion for the same periods, respectively. These loans were originated largely by the Company's Commercial Banking Group which deals mostly with middle market borrowers.
(7) Mortgage Lending's average loans include real estate 1-4 family first mortgage loans of $8.7 billion and $7.4 billion in the first quarter of 1995 and 1994, respectively, and real estate 1-4 family junior lien mortgages and other loans of $3.2 billion and $3.4 billion for the same periods, respectively.
(8) Equity is allocated to the lines of business based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across business lines.
(9) The risk-adjusted efficiency ratio is defined as noninterest expense plus the cost of capital divided by revenues (net interest income and noninterest income) less normalized loan losses.

The Business Banking Group's net income in the first quarter of 1995 increased $9 million, or 53%. Net interest income increased substantially due to wider spreads on core deposits and higher loan balances. Noninterest income in the first quarter 1994 included an $8 million payment related to the alliance with Card Establishment Services (CES).

The Investment Group's net income in the first quarter of 1995 increased $17 million, or 61%. Net interest income increased substantially due to wider spreads on core deposits. A major portion of this increase was offset by a decline in deposit balances. The increase in noninterest income was largely due to higher assets under management and fixed annuity sales. Noninterest expense increased mostly from higher personnel costs (including incentive compensation) and higher costs of branch distribution.

The Real Estate Group's net income in the first quarter of 1995 increased $8 million, or 47%. Noninterest expense decreased $12 million substantially due to gains on the sale of foreclosed assets.

The Wholesale Products Group's net income in the first quarter of 1995 increased $15 million, or 43%. Net interest income increased primarily due to wider core deposit spreads and higher loan balances. Noninterest income increased substantially due to higher fees and commissions and gains from loan sales.

Consumer Lending's net income in the first quarter of 1995 increased $4 million, or 17%. The increase in net interest income was substantially due to higher credit card balances. A significant portion of this increase was offset by lower spreads. Noninterest income increased primarily due to higher credit card fee income.

Mortgage Lending decided at year-end 1994 to cease the origination of 1-4 family first mortgage loans after the second quarter of 1995 due to concerns regarding the long-run economics of the first mortgage origination business. In April 1995, the Company agreed in principle to form an alliance with Norwest Mortgage Inc. Under the terms of the alliance, Norwest Mortgage Inc. will underwrite and fund residential mortgages for the Company's customers and the Company expects to be the primary servicer of the loans.

In the first quarter of 1995, as a result of reevaluating its asset/liability management strategies in light of Mortgage Lending's decision to cease the origination of first mortgages, the Company decided to sell certain types of products within the real estate 1-4 family first mortgage portfolio. Accordingly, approximately $4 billion of first mortgages were reclassified on March 31, 1995 to a held-for-sale category and an $83 million write-down to the lower of cost or estimated market was recorded as a loss on sale of loans in noninterest income. A majority of the mortgage loans held for sale are expected to be sold in the second quarter of 1995 and the balance in the third quarter of 1995. The Company intends to hold the remaining first mortgage loan portfolio for the foreseeable future or until maturity.

The responsibility for servicing the Company's remaining mortgage loan portfolio and mortgage loans owned by third parties as well as originating 1-4 family junior lien mortgages will be assumed by other existing lines of business and, as such, the Mortgage Lending division will be dissolved.

The Other category includes the Company's investment securities portfolio, the difference between the normalized loan loss provision for the line groups and the Company provision, the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intergroup noninterest income and expense, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage the sensitivity of net interest spreads.

Net income for the Other category in the first quarter of 1995 increased $13 million, or 25%. The decrease in net interest income was predominantly due to lower hedging income and higher funding costs. The decrease was offset by a higher loan loss provision credit and a reduction in tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $665 million in the first quarter of 1995, compared with $642 million in the first quarter of 1994. The Company's net interest margin was 5.59% for the first quarter of 1995, compared with 5.56% for the first quarter of 1994.

The spread between loans and deposits increased in the first quarter of 1995 compared with the same period of 1994 as loan yields climbed and deposit rates were slow to react. The increasing loan/deposit spread, which added 72 basis points to the net interest margin, was primarily offset by the loss of hedging income resulting from the maturing interest rate floor and swap hedges put in place in 1989. Hedging income from derivative contracts decreased $57 million in the first quarter of 1995 compared with the first quarter of 1994, reducing the net interest margin by 50 basis points. Individual components of net interest income and net interest margin are presented in the rate/yield table on page 16.

Loans averaged $36.3 billion in the first quarter of 1995, an 11% increase from $32.8 billion in the first quarter of 1994. The largest increase occurred in commercial loans. This increase was substantially in middle market, small business and corporate loans resulting from ongoing marketing efforts.

Investment securities averaged $11.1 billion during the first quarter of 1995, a 14% decrease from $12.9 billion in the first quarter of 1994. The decrease was due to both the maturity of investment securities as well as the sale of $685 million of securities from the available-for-sale portfolio. Investment securities are expected to continue to decrease as the cash received from their maturities is used to fund loan growth.

Average core deposits were $36.7 billion and $40.4 billion in the first quarter of 1995 and 1994, respectively, and funded 70% and 79% of the Company's average total assets in the same quarter of 1995 and 1994, respectively.

In the second quarter of 1995, net interest income is expected to decline modestly, assuming a majority of mortgage loans held for sale are sold. However, as these low margin loans are sold and the level of earning assets decreases, the net interest margin is likely to increase.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)

=========================================================================================================================
                                                                                                   Quarter ended March 31,
                                                       ------------------------------------------------------------------
                                                                                 1995                                1994
                                                       ------------------------------      ------------------------------
                                                                             INTEREST                            Interest
                                                       AVERAGE      YIELDS/    INCOME/     Average      Yields/    income/
(in millions)                                          BALANCE       RATES    EXPENSE      balance       rates    expense
- -------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS (2)
Federal funds sold and securities purchased
  under resale agreements                              $    48        5.58%     $   1      $   576        3.16%     $   4
Investment securities:
  At cost:
    U.S. Treasury securities                             1,647        4.83         20        2,575        4.88         31
    Securities of U.S. government agencies
      and corporations                                   5,234        6.03         78        6,163        6.13         95
    Private collateralized mortgage obligations          1,285        5.92         19          950        5.24         12
    Other securities                                       164        6.67          3          135        5.69          2
                                                       -------                  -----      -------                  -----
      Total investment securities at cost                8,330        5.79        120        9,823        5.71        140
  At fair value (3):
    U.S. Treasury securities                               385        6.69          6           --          --         --
    Securities of U.S. government agencies
      and corporations                                   1,211        5.75         18        1,681        6.02         25
    Private collateralized mortgage obligations          1,090        6.35         20        1,289        5.45         18
    Other securities                                        65       14.56          1           83       14.09          2
                                                       -------                  -----      -------                  -----
      Total investment securities at fair value          2,751        6.24         45        3,053        5.90         45
                                                       -------                  -----      -------                  -----
        Total investment securities                     11,081        5.90        165       12,876        5.76        185
Loans:
  Commercial                                             8,055        9.77        194        6,629        8.91        146
  Real estate 1-4 family first mortgage                  9,042        7.12        161        7,766        6.94        135
  Other real estate mortgage                             8,123        9.59        192        8,157        8.37        168
  Real estate construction                               1,019       10.17         26        1,059        8.32         22
  Consumer:
    Real estate 1-4 family junior lien mortgage          3,323        8.65         72        3,494        7.27         63
    Credit card                                          3,125       15.78        123        2,540       15.34         97
    Other revolving credit and monthly payment           2,268       10.42         59        1,939        9.28         45
                                                       -------                  -----      -------                  -----
      Total consumer                                     8,716       11.67        254        7,973       10.33        205
  Lease financing                                        1,351        9.17         31        1,230        9.36         29
  Foreign                                                   28          --         --           34          --         --
                                                       -------                  -----      -------                  -----
        Total loans                                     36,334        9.51        858       32,848        8.65        705
  Other                                                     58        5.60          1           52        6.00          1
                                                       -------                  -----      -------                  -----
          Total earning assets                         $47,521        8.65      1,025      $46,352        7.77        895
                                                       =======                  -----      =======                  -----
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                          $ 4,365        1.00         11      $ 4,712         .98         11
    Savings deposits                                     2,339        1.99         11        2,565        1.99         13
    Market rate savings                                 13,782        2.66         90       17,157        2.22         94
    Savings certificates                                 7,346        4.89         89        7,042        4.14         72
    Certificates of deposit                                295        7.36          5          208        7.76          4
    Other time deposits                                     63          --         (3)         104        6.56          2
    Deposits in foreign offices                          2,665        5.87         39           56          --         --
                                                       -------                  -----      -------                  -----
        Total interest-bearing deposits                 30,855        3.18        242       31,844        2.50        196
  Federal funds purchased and securities sold
    under repurchase agreements                          3,887        5.82         56        1,077        3.05          8
  Commercial paper and other short-term borrowings         687        5.89         10          150        3.00          1
  Senior debt                                            1,640        6.93         28        2,202        4.52         25
  Subordinated debt                                      1,469        6.60         24        1,678        5.59         23
                                                       -------                  -----      -------                  -----
        Total interest-bearing liabilities              38,538        3.78        360       36,951        2.78        253
  Portion of noninterest-bearing funding sources         8,983          --         --        9,401          --         --
                                                       -------                  -----      -------                  -----
          Total funding sources                        $47,521        3.06        360      $46,352        2.21        253
                                                       =======                  -----      =======                  -----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                                      5.59%     $ 665                     5.56%     $ 642
                                                                     =====      =====                    =====      =====
NONINTEREST-EARNING ASSETS
Cash and due from banks                                $ 2,587                             $ 2,557
Other                                                    2,282                               2,311
                                                       -------                             -------
        Total noninterest-earning assets               $ 4,869                             $ 4,868
                                                       =======                             =======
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                               $ 8,867                             $ 8,909
Other liabilities                                        1,141                               1,086
Preferred stockholders' equity                             489                                 620
Common stockholders' equity                              3,355                               3,654
Noninterest-bearing funding sources used to
  fund earning assets                                   (8,983)                             (9,401)
                                                       -------                             -------
          Net noninterest-bearing funding sources      $ 4,869                             $ 4,868
                                                       =======                             =======
TOTAL ASSETS                                           $52,390                             $51,220
                                                       =======                             =======
=========================================================================================================================

(1)  The average prime rate of Wells Fargo Bank was 8.83% and 6.02% for the quarters ended March 31, 1995 and 1994, respectively.  The average three-month London Interbank Offered Rate (LIBOR) was 6.29% and 3.57% for the same quarters, respectively.
(2)  There was no average balance or related interest income on Mortgage Loans Held for Sale as they were reclassified from Loans on March 31, 1995.
(3)  Yields are based on amortized cost balances, which totaled $2,880 million and $3,039 million for the quarters ended
     March  31, 1995 and 1994, respectively.
(4)  Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes.  The federal statutory tax rate was 35% for the quarters ended March 31, 1995 and 1994.

NONINTEREST INCOME

=============================================================================
                                                             Quarter
                                                      ended March 31,       %
                                                      --------------
(in millions)                                          1995     1994   Change
- -----------------------------------------------------------------------------
Service charges on deposit accounts                    $118     $117        1 %
Fees and commissions:
  Credit card membership and other credit card fees      19       16       19
  Debit and credit card merchant fees                    14       12       17
  Shared ATM network fees                                12        9       33
  Charges and fees on loans                              11       10       10
  Mutual fund and annuity sales fees                     10        9       11
  Mortgage loan servicing fees                           10        3      233
  All other                                              25       26       (4)
                                                       ----     ----
    Total fees and commissions                          101       85       19
Trust and investment services income:
  Asset management and custody fees                      31       31       --
  Mutual fund management fees                            14       11       27
  All other                                              10        8       25
                                                       ----     ----
    Total trust and investment services income           55       50       10
Investment securities gains (losses)                    (15)       4       --
Income from equity investments accounted for by the:
  Cost method                                            19        8      138
  Equity method                                           8        9      (11)
Check printing charges                                   11       10       10
Gains (losses) from dispositions of operations           (1)      10       --
Gains (losses) on sales of loans                        (67)       1       --
All other                                                13        6      117
                                                       ----     ----

  Total                                                $242     $300      (19)%
                                                       ====     ====     ====
=============================================================================

A significant portion of the increase in total fees and commissions was due to an increase in mortgage loan servicing fees resulting from additional purchases of mortgage servicing rights throughout 1994 and the first quarter of 1995. The balance of purchased mortgage servicing rights was $127 million and $39 million at March 31, 1995 and 1994, respectively. The mortgage loan servicing portfolio totaled $13 billion at March 31, 1995.

The investment securities losses in 1995 resulted from the sale of $685 million of debt securities from the available-for-sale portfolio. The investment securities gains in the first quarter of 1994 reflected the sale of corporate debt securities from the available-for-sale portfolio.

Income from cost method equity investments in the first quarter of 1995 reflected a $14 million gain on the sale of an investment.

Income from equity investments accounted for under the equity method included $5 million and $3 million in the first quarter of 1995 and 1994, respectively, from the Company's joint venture, Wells Fargo Nikko Investment Advisors (WFNIA). WFNIA is exploring an alternative alliance that will allow it to develop a stronger global capability and expansion of its services. This may result in the Company selling its interest in WFNIA.

Gains from dispositions of operations in 1994 included an $8 million payment that was contingent upon performance in relation to an alliance formed with CES.

In the first quarter of 1995, gains and losses on sales of loans included an $83 million write-down to the lower of cost or estimated market resulting from the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. (See Line of Business Results - Mortgage Lending section for further information.) This write-down was partially offset by gains on sales of two loans, resulting from the assumption of the borrowers' loans by third parties.

"All Other" noninterest income in the first quarter of 1995 included $8 million of interest income recorded as a result of a settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

Noninterest income from fee-based products, mutual fund management fees and deposit-related services is expected to be higher in 1995 than 1994.


NONINTEREST EXPENSE


=============================================================================
                                                             Quarter
                                                      ended March 31,       %
                                                      --------------
(in millions)                                          1995     1994   Change
- -----------------------------------------------------------------------------
Salaries                                               $172     $164        5 %
Incentive compensation                                   27       28       (4)
Employee benefits                                        53       54       (2)
Net occupancy                                            53       55       (4)
Equipment                                                47       39       21
Federal deposit insurance                                24       26       (8)
Contract services                                        25       19       32
Operating losses                                         15       14        7
Advertising and promotion                                14       15       (7)
Certain identifiable intangibles                         14       16      (13)
Telecommunications                                       13       11       18
Postage                                                  12       11        9
Outside professional services                            10        9       11
Goodwill                                                  9        9       --
Stationery and supplies                                   9        7       29
Check printing                                            7        8      (13)
Travel and entertainment                                  7        7       --
Security                                                  5        5       --
Escrow and collection agency fees                         4        5      (20)
Outside data processing                                   3        3       --
Foreclosed assets                                        (4)       6       --
All other                                                18       12       50
                                                       ----     ----

   Total                                               $537     $523        3 %
                                                       ====     ====      ===
=============================================================================

The increase in salaries expense in the first quarter of 1995 reflects the higher level of staff expertise required for new business initiatives as well as normal merit pay increases. The Company's full-time equivalent staff, including hourly employees, averaged approximately 19,493 in the first quarter of 1995, compared with approximately 19,434 in the first quarter of 1994.

Increases in equipment expenses and contract services in the first quarter of 1995 compared with the same quarter of 1994 were predominantly related to system upgrades throughout the Company and the development of new products and services, including software programming.

The decrease in foreclosed assets expense was predominantly due to increased gains on sales from $6 million in the first quarter of 1994 to $14 million in the first quarter of 1995 and due to a decrease in write-downs from $6 million in the first quarter of 1994 to $3 million in the first quarter of 1995.

The Company expects total noninterest expense to increase modestly in 1995 compared with 1994, reflecting expenditures on new business initiatives.

INCOME TAXES

The Company's effective tax rate for the first quarter of 1995 was 37%, compared with 44% for the first quarter of 1994. The decrease in the effective tax rate was due to a $22 million reduction of income tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992. The Company expects the effective tax rate to be about 43% for the remainder of 1995.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

=========================================================================================================================
                                                                 MARCH 31,            December 31,               March 31,
                                                                     1995                    1994                    1994
                                                       ------------------      ------------------     -------------------
                                                                ESTIMATED               Estimated               Estimated
                                                                     FAIR                    fair                    fair
(in millions)                                            COST       VALUE        Cost       value        Cost       value
- -------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                             $1,572      $1,543      $1,772      $1,720     $ 2,787     $ 2,769
  Securities of U.S. government
    agencies and corporations (1)                       5,163       4,997       5,394       5,101       6,539       6,492
  Private collateralized mortgage obligations (2)       1,275       1,224       1,306       1,221       1,250       1,212
  Other                                                   163         164         147         143         134         133
                                                       ------      ------      ------      ------     -------     -------

      Total debt securities                            $8,173      $7,928      $8,619      $8,185     $10,710     $10,606
                                                       ======      ======      ======      ======     =======     =======

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                             $  422      $  421      $  372      $  362     $    --     $    --
  Securities of U.S. government
    agencies and corporations (1)                       1,040         984       1,476       1,380       1,751       1,718
  Private collateralized mortgage obligations (2)         996         937       1,290       1,178       1,300       1,261
  Other                                                    25          35          24          38          24          39
                                                       ------      ------      ------      ------     -------     -------
      Total debt securities                             2,483       2,377       3,162       2,958       3,075       3,018
  Marketable equity securities                             16          26          16          31          17          38
                                                       ------      ------      ------      ------     -------     -------

      Total                                            $2,499      $2,403      $3,178      $2,989     $ 3,092     $ 3,056
                                                       ======      ======      ======      ======     =======     =======
=========================================================================================================================

(1)  All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2)  Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

At March 31, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $245 million (estimated unrealized gross gains were $7 million), or 3% of the cost of the portfolio. At December 31, 1994, the held-to-maturity portfolio had an estimated unrealized net loss of $434 million (estimated unrealized gross gains were zero), or 5% of the cost of the portfolio. At March 31, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $104 million (which reflected estimated unrealized gross gains of $36 million), or 1% of the cost of the portfolio.

The available-for-sale portfolio includes both debt and marketable equity securities. At March 31, 1995, the available-for-sale securities portfolio had an unrealized net loss of $96 million, or 4% of the cost of the portfolio, comprised of unrealized gross losses of $124 million and unrealized gross gains of $28 million. At December 31, 1994, the available-for-sale securities portfolio had an unrealized net loss of $189 million, comprised of unrealized gross losses of $221 million and unrealized gross gains of $32 million. At March 31, 1994, the available-for-sale securities portfolio had an unrealized net loss of $36 million, comprised of unrealized gross losses of $82 million and unrealized gross gains of $46 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At March 31, 1995, the unrealized net after-tax loss amounted to $55 million, compared with unrealized net after-tax losses of $110 million and $21 million at December 31, 1994 and March 31, 1994, respectively.

The unrealized net loss in both the held-to-maturity and available-for-sale portfolios was predominantly due to investments in mortgage-backed securities. These unrealized net losses reflect current interest rates that are higher than those at the time the securities were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. For the held-to-maturity securities, the full amount of principal and interest is expected to be collected. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities), resulting in the recognition of losses.

In the first quarter of 1995, the Company sold $397 million of securities of U.S. government agencies and corporations and $288 million of private collateralized mortgage obligations from the available-for-sale portfolio for asset/liability management purposes. These sales resulted in realized losses of $15 million (realized gross gains were zero).

In the first quarter of 1994, realized gross gains and losses resulting from the sale of available-for-sale securities were $5 million and $1 million, respectively. The realized gross gain resulted from the sale of corporate debt securities and the realized gross loss resulted from a write-down due to other-than-temporary impairment in the fair value of certain debt securities.

Investment securities are expected to continue to decrease in the future as the cash received from their maturities is used to fund loan growth.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

==================================================================================
                                                                    March 31, 1995
                                           ---------------------------------------
                                             Expected remaining principal maturity
                                           ---------------------------------------
                                                                          Weighted
                                                                           average
                                                                          expected
                                                       Weighted          remaining
                                             Total      average           maturity
(in millions)                               amount        yield      (in yrs.-mos.)
- ----------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                   $ 1,572         4.79%               1-2
Securities of U.S. government
  agencies and corporations                  5,163         6.14                3-0
Private collateralized mortgage
  obligations                                1,275         6.10                2-6
Other                                          163         6.66                2-1
                                           -------

  Total cost                               $ 8,173         5.89%               2-7
                                           =======        =====

ESTIMATED FAIR VALUE                       $ 7,928
                                           =======

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                   $   422         6.68%               2-8
Securities of U.S. government
  agencies and corporations                  1,040         5.43               2-10
Private collateralized mortgage
  obligations                                  996         6.45                4-8
Other                                           25        22.40                5-5
                                           -------

  Total cost                               $ 2,483         6.22%               3-7
                                           =======        =====

ESTIMATED FAIR VALUE                       $ 2,377
                                           =======

TOTAL COST OF DEBT SECURITIES              $10,656         5.96%              2-10
                                           =======        =====               ====
==================================================================================
=============================================================================================================================
                                                                                                               March 31, 1995
                                         ------------------------------------------------------------------------------------
                                                                                        Expected remaining principal maturity
                                         ------------------------------------------------------------------------------------
                                                                   After one year      After five years
                                           One year or less    through five years     through ten years       After ten years
                                         ------------------    ------------------     -----------------     -----------------
(in millions)                             Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
- -----------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                  $  699       4.60%    $  873       4.95%    $   --         --%      $ --         --%
Securities of U.S. government
  agencies and corporations                1,225       5.72      2,954       5.99        801       7.08        183       7.39
Private collateralized mortgage
  obligations                                234       5.88      1,003       6.15         38       6.15         --         --
Other                                         30       5.43        131       6.94         --         --          2       6.37
                                          ------                ------                ------                  ----

  Total cost                              $2,188       5.38%    $4,961       5.86%    $  839       7.04%      $185       7.38%
                                          ======       ====     ======       ====     ======      =====       ====      =====

ESTIMATED FAIR VALUE                      $2,151                $4,791                $  808                  $178
                                          ======                ======                ======                  ====

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                  $   --         --%    $  422       6.68%    $   --         --%      $ --         --%
Securities of U.S. government
  agencies and corporations                   13       5.57        969       5.41         58       5.70         --         --
Private collateralized mortgage
  obligations                                 84       6.11        615       6.24        286       6.43         11      20.91
Other                                         --         --         --         --         25      22.40         --         --
                                          ------                ------                ------                  ----

  Total cost                              $   97       6.04%    $2,006       5.93%    $  369       7.40%      $ 11      20.91%
                                          ======       ====     ======       ====     ======      =====       ====      =====

ESTIMATED FAIR VALUE                      $   92                $1,919                $  355                  $ 11
                                          ======                ======                ======                  ====

TOTAL COST OF DEBT SECURITIES             $2,285       5.41%    $6,967       5.88%    $1,208       7.15%      $196       8.14%
                                          ======       ====     ======       ====     ======      =====       ====      =====
=============================================================================================================================

(1)  The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.

The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 10 months at March 31, 1995, compared with 2 years and 10 months at December 31, 1994 and 2 years and 9 months at March 31, 1994. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

MORTGAGE LOANS HELD FOR SALE

On March 31, 1995, certain types of products within the real estate 1-4 family first mortgage loan portfolio were reclassified to mortgage loans held for sale. (See Line of Business Results -Mortgage Lending section for further information.)

LOAN PORTFOLIO

=================================================================================================================
                                                                                                         % Change
                                                                                               Mar. 31, 1995 from
                                                                                              -------------------
                                                          MAR. 31,    Dec. 31,    Mar. 31,    Dec. 31,    Mar. 31,
(in millions)                                                1995        1994        1994        1994        1994
- -----------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                         $ 8,348     $ 8,162     $ 6,934           2 %        20 %
Real estate 1-4 family first mortgage (3)                   5,025       9,050       8,180         (44)        (39)
Other real estate mortgage (4)                              8,078       8,079       8,160          --          (1)
Real estate construction                                    1,036       1,013         923           2          12
Consumer:
  Real estate 1-4 family junior lien mortgage               3,312       3,332       3,412          (1)         (3)
  Credit card                                               3,220       3,125       2,556           3          26
  Other revolving credit and monthly payment                2,305       2,229       1,988           3          16
                                                          -------     -------     -------
    Total consumer                                          8,837       8,686       7,956           2          11
Lease financing                                             1,382       1,330       1,253           4          10
Foreign                                                        31          27          46          15         (33)
                                                          -------     -------     -------

    Total loans (net of unearned income,
      including net deferred loan fees,
      of $375, $361 and $333)                             $32,737     $36,347     $33,452         (10)%        (2)%
                                                          =======     =======     =======        ====        ====
=================================================================================================================

(1)  Includes loans to real estate developers of $519 million, $525 million and $491 million at March 31, 1995,
     December 31, 1994 and March 31, 1994, respectively.
(2)  Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of
     $721 million, $822 million and $576 million at March 31, 1995, December 31, 1994 and March 31, 1994,
     respectively.
(3)  Excludes mortgage loans held for sale at March 31, 1995 of $3,940 million, net of an $83 million write-down to the lower of cost or estimated market.
(4)  Includes agricultural loans that are secured by real estate of $256 million, $256 million and $223 million at March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

The commercial loan portfolio grew by $186 million in the first quarter of 1995. This increase largely reflects growth in small business, corporate and middle market loans, resulting from ongoing marketing efforts. This growth is expected to continue in 1995.

The table below presents comparative period-end commercial real estate loans.

=================================================================================================================
                                                                                                         % Change
                                                                                               Mar. 31, 1995 from
                                                                                              -------------------
                                                          MAR. 31,    Dec. 31,    Mar. 31,    Dec. 31,    Mar. 31,
(in millions)                                                1995        1994        1994        1994        1994
- -----------------------------------------------------------------------------------------------------------------

Commercial loans to real estate developers (1)             $  519      $  525      $  491          (1)%         6 %
Other real estate mortgage                                  8,078       8,079       8,160          --          (1)
Real estate construction                                    1,036       1,013         923           2          12
                                                           ------      ------      ------
  Total                                                    $9,633      $9,617      $9,574          -- %         1 %
                                                           ======      ======      ======        ====        ====

Nonaccrual loans                                           $  429      $  416      $  662           3 %       (35)%
                                                           ======      ======      ======        ====        ====

Nonaccrual loans as a % of total                              4.5 %       4.3 %       6.9 %
                                                           ======      ======      ======
=================================================================================================================

(1)  Included in commercial loans.

The Company has begun to see growth in its out-of-state commercial real estate loan portfolio and expects further growth during 1995. In addition to originating new commercial real estate loans, the Company has also purchased loans at a discount from other financial institutions totaling $40 million, including $13 million that was classified as nonaccrual on the date of purchase, in the first quarter of 1995. The Company expects to collect the full purchase price of these loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS

=================================================================================================================
                                                          MAR. 31,    Dec. 31,   Sept. 30,    June 30,    Mar. 31,
(in millions)                                                1995        1994        1994        1994        1994
- -----------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (1)(2)                                          $ 79        $ 88        $109      $  121      $  165
  Real estate 1-4 family first mortgage                        71          81          76          88          90
  Other real estate mortgage (3)                              324         328         334         410         413
  Real estate construction                                     77          58         101          72         202
  Consumer:
    Real estate 1-4 family junior lien mortgage                12          11          14          19          22
    Other revolving credit and monthly payment                  3           1           3           2           3
                                                             ----        ----        ----      ------      ------

      Total nonaccrual loans (4)                              566         567         637         712         895

Restructured loans                                             15          15           4           5           5
                                                             ----        ----        ----      ------      ------

Nonaccrual and restructured loans                             581         582         641         717         900
As a percentage of total loans (5)                            1.8%        1.6%        1.8%        2.1%        2.7%

Foreclosed assets (6)                                         273         272         306         344         354

Real estate investments (7)                                    17          17          12          11          11
                                                             ----        ----        ----      ------      ------

Total nonaccrual and restructured loans
  and other assets                                           $871        $871        $959      $1,072      $1,265
                                                             ====        ====        ====      ======      ======
=================================================================================================================

(1)  Includes loans to real estate developers of $28 million, $30 million, $38 million, $41 million and
     $47 million at March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994 and March 31, 1994,
     respectively.
(2)  Includes agricultural loans of $2 million or less for all periods presented.
(3)  Includes agricultural loans secured by real estate of $4 million or less for all periods presented.
(4)  Of the total nonaccrual loans at March 31, 1995, $442 million were impaired under FAS 114.
(5)  Total loans exclude mortgage loans held for sale at March 31, 1995.
(6)  Includes agricultural properties of $23 million, $23 million, $23 million, $25 million and $25 million at
     March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994 and March 31, 1994, respectively.
(7)  Represents the amount of real estate investments (contingent interest loans accounted for as investments)
     that would be classified as nonaccrual if such assets were loans.  Real estate investments totaled
     $64 million, $54 million, $26 million, $28 million and $29 million at March 31, 1995, December 31, 1994,
     September 30, 1994, June 30, 1994 and March 31, 1994, respectively.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, as amended by FAS 118 (collectively referred to as FAS 114). The adoption of FAS 114 has not affected the Company's policy for placing loans on nonaccrual status. The Company generally identifies loans to be evaluated for impairment when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 150 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Certain nonaccrual loans may not be impaired because they are included in large groups of smaller-balance homogeneous loans that by definition are excluded from FAS 114 (unless they have been restructured). Similarly, not all impaired loans are necessarily placed on nonaccrual status. That is, restructured loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under FAS 114. For a further discussion of FAS 114, refer to Note 1 of the Financial Statements.

While the overall credit quality of the loan portfolio has improved over the last two years, the total nonaccrual balance could fluctuate from quarter to quarter. The Company anticipates normal influxes of nonaccrual loans as it increases its lending activity as well as resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions that may be classified as nonaccrual based on its policies.

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.

===============================================================================================
                                       MAR. 31,    Dec. 31,    Sept. 30,    June 30,    Mar. 31,
(in millions)                             1995        1994         1994        1994        1994
- -----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER             $567        $637         $712        $895      $1,194
New loans placed on nonaccrual             127          71           93         124          52
Loans purchased                             13          25           --           9          --
Charge-offs                                (28)        (25)         (38)        (27)        (35)
Payments                                   (55)        (61)         (71)        (91)       (121)
Transfers to foreclosed assets             (36)        (18)         (14)        (27)        (37)
Loans returned to accrual                  (24)        (62)         (45)       (172)       (157)
Loans sold                                  --          --           --          --          (3)
Other additions                              2          --           --           1           2
                                          ----        ----         ----        ----        ----

BALANCE, END OF QUARTER                   $566        $567         $637        $712        $895
                                          ====        ====         ====        ====        ====
===============================================================================================

The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended March 31, 1995 and December 31, 1994.

=============================================================================================================================
                                                      Real estate
                                                       1-4 family     Other real
                                                            first         estate    Real estate
(in millions)                           Commercial       mortgage       mortgage   construction       Consumer          Total
- -----------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1995
Balance, beginning of quarter                 $ 88            $81           $328           $ 58            $12           $567
New loans placed on nonaccrual (1)              13             27             60             24              3            127
Loans purchased                                 --             --             13             --             --             13
Charge-offs                                     (3)            (1)           (22)            (2)            --            (28)
Payments:
  Principal                                    (16)            (8)           (18)            (1)            (1)           (44)
  Interest applied to principal                 (3)            --             (7)            (1)            --            (11)
Transfers to foreclosed assets                  --            (11)           (24)            --             (1)           (36)
Loans returned to accrual                       --            (17)            (6)            --             (1)           (24)
Other additions (deductions)                    --             --             --             (1)             3              2
                                              ----            ---           ----           ----            ---           ----
Balance, end of quarter                       $ 79            $71           $324           $ 77            $15           $566
                                              ====            ===           ====           ====            ===           ====

QUARTER ENDED DECEMBER 31, 1994
Balance, beginning of quarter                 $109            $76           $334           $101            $17           $637
New loans placed on nonaccrual                  26             24             19             --              2             71
Loans purchased                                 --             --             25             --             --             25
Charge-offs                                    (11)            (1)            (7)            (4)            (2)           (25)
Payments:
  Principal                                    (19)            (5)            (9)           (13)            (3)           (49)
  Interest applied to principal                 (5)            --             (6)            (1)            --            (12)
Transfers to foreclosed assets                  --             (9)            (5)            (3)            (1)           (18)
Loans returned to accrual                      (12)            (4)           (23)           (22)            (1)           (62)
                                              ----            ---           ----           ----            ---           ----
Balance, end of quarter                       $ 88            $81           $328           $ 58            $12           $567
                                              ====            ===           ====           ====            ===           ====
=============================================================================================================================

(1)  Other real estate mortgage loans placed on nonaccrual status in the first quarter of 1995 consist of more than 20 loans, none of which exceeds $15 million.  Most of these loans are located in Southern California.

The table below summarizes the quarterly trend of the changes in foreclosed assets.

==========================================================================================
                                  MAR. 31,    Dec. 31,    Sept. 30,    June 30,    Mar. 31,
(in millions)                        1995        1994         1994        1994        1994
- ------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER        $272        $306         $344        $354        $348
Additions                              42          19           30          63          62
Sales                                 (29)        (37)         (64)        (63)        (42)
Charge-offs                            (2)        (11)          (1)         (3)         (8)
Write-downs                            (3)         (2)          (2)         (3)         (6)
Other deductions                       (7)         (3)          (1)         (4)         --
                                     ----        ----         ----        ----        ----

BALANCE, END OF QUARTER              $273        $272         $306        $344        $354
                                     ====        ====         ====        ====        ====
==========================================================================================

Approximately 69% of the foreclosed assets at March 31, 1995 have been in the Company's portfolio less than two years.

NONACCRUAL LOANS BY PERFORMANCE CATEGORY

At March 31, 1995, an estimated $262 million, or 46%, of nonaccrual loans were either current or less than 90 days past due, compared with an estimated $246 million, or 43%, at December 31, 1994.

For all loans on nonaccrual during the first quarter of 1995 and the fourth quarter of 1994 (including loans no longer on nonaccrual at March 31, 1995 and December 31, 1994), cash interest payments of $14 million and $18 million, respectively, were received while the loans were on nonaccrual status. Of the $14 million received in the first quarter of 1995, $5 million was recognized as interest income and $9 million was applied to principal. Of the $18 million received in the fourth quarter of 1994, $6 million was recognized as interest income and $12 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $554 million and $617 million for the quarters ended March 31, 1995 and December 31, 1994, respectively.

The table on the following page presents the estimated amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of the first quarter of 1995 and the fourth quarter of 1994. There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal. The ratio of book to contractual principal balance was 69% at March 31, 1995, compared with 65% at December 31, 1994.

================================================================================================
                                                                     Cumulative
                                                                           cash
                                         Book                          interest      Contractual
                                    principal       Cumulative       applied to        principal
(in millions)                         balance    charge-offs(5)     principal(5)         balance
- ------------------------------------------------------------------------------------------------

                                                                                  MARCH 31, 1995
                                   -------------------------------------------------------------
Contractually past due (1):

  Payments not made (2):
    90 days or more past due             $152             $  3             $ --             $155
    Less than 90 days past due             15               --               --               15
                                         ----             ----             ----             ----
                                          167                3               --              170
                                         ----             ----             ----             ----

  Payments made (3):
    90 days or more past due              152               53               27              232
    Less than 90 days past due             80               12               13              105
                                         ----             ----             ----             ----
                                          232               65               40              337
                                         ----             ----             ----             ----

      Total past due                      399               68               40              507

Contractually current (4)                 167              100               52              319
                                         ----             ----             ----             ----

Total nonaccrual loans                   $566             $168             $ 92             $826
                                         ====             ====             ====             ====
================================================================================================
                                                                               December 31, 1994
                                   -------------------------------------------------------------
Contractually past due (1):

  Payments not made (2):
    90 days or more past due             $111             $  3             $ --             $114
    Less than 90 days past due              2               --               --                2
                                         ----             ----             ----             ----
                                          113                3               --              116
                                         ----             ----             ----             ----

  Payments made (3):
    90 days or more past due              210               75               28              313
    Less than 90 days past due             60                4               12               76
                                         ----             ----             ----             ----
                                          270               79               40              389
                                         ----             ----             ----             ----

      Total past due                      383               82               40              505

Contractually current (4)                 184              115               62              361
                                         ----             ----             ----             ----

Total nonaccrual loans                   $567             $197             $102             $866
                                         ====             ====             ====             ====
================================================================================================

(1)  Contractually past due is defined as a borrower whose loan principal or interest payment is
     30 days or more past due.
(2)  Borrower has made no payments since being placed on nonaccrual.
(3)  Borrower has made some payments since being placed on nonaccrual.  Approximately
     $194 million and $168 million of these loans had some payments made on them during the first quarter of 1995 and the fourth quarter of 1994, respectively.
(4)  Contractually current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan or is less than 30 days past due.  All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(5)  Cumulative amounts recorded since inception of the loan.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual, because they are automatically charged off after being past due for a prescribed period. Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 150 days of becoming past due.

=================================================================================================================
                                                     MAR. 31,     Dec. 31,    Sept. 30,      June 30,     Mar. 31,
(in millions)                                           1995         1994         1994          1994         1994
- -----------------------------------------------------------------------------------------------------------------
Commercial                                              $  9         $  6         $  7          $  7         $  6
Real estate 1-4 family first mortgage                     14           18           19            25           19
Other real estate mortgage                                58           47           45            53           68
Real estate construction                                   1           --            1             4           11
Consumer:
  Real estate 1-4 family junior lien mortgage              4            4            5             7            6
  Credit card                                             46           42           31            33           40
  Other revolving credit and monthly payment              --            1            5             2            1
                                                        ----         ----         ----          ----         ----
    Total consumer                                        50           47           41            42           47
Lease financing                                           --           --           --            --            1
                                                        ----         ----         ----          ----         ----

  Total                                                 $132         $118         $113          $131         $152
                                                        ====         ====         ====          ====         ====
=================================================================================================================

ALLOWANCE FOR LOAN LOSSES

=========================================================================================
                                                                            Quarter ended
                                                         --------------------------------
                                                         MARCH 31,    Dec. 31,   March 31,
(in millions)                                                1995        1994        1994
- -----------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                              $2,082      $2,110      $2,122

Provision for loan losses                                      --          30          60

Loan charge-offs:
  Commercial (1)                                               (7)        (15)        (25)
  Real estate 1-4 family first mortgage                        (3)         (2)         (5)
  Other real estate mortgage                                  (22)         (8)        (13)
  Real estate construction                                     (2)         (5)         (4)
  Consumer:
    Real estate 1-4 family junior lien mortgage                (3)         (4)         (8)
    Credit card                                               (38)        (31)        (40)
    Other revolving credit and monthly payment                (10)        (11)         (8)
                                                           ------      ------      ------
      Total consumer                                          (51)        (46)        (56)
  Lease financing                                              (4)         (3)         (4)
                                                           ------      ------      ------
        Total loan charge-offs                                (89)        (79)       (107)
                                                           ------      ------      ------

Loan recoveries:
  Commercial (2)                                                9           7           8
  Real estate 1-4 family first mortgage                         1          --           3
  Other real estate mortgage                                    6           3          10
  Real estate construction                                     --           3           5
  Consumer:
    Real estate 1-4 family junior lien mortgage                 1           1           1
    Credit card                                                 3           3           5
    Other revolving credit and monthly payment                  2           3           3
                                                           ------      ------      ------
      Total consumer                                            6           7           9
  Lease financing                                               2           1          11
                                                           ------      ------      ------
        Total loan recoveries                                  24          21          46
                                                           ------      ------      ------
             Total net loan charge-offs                       (65)        (58)        (61)
                                                           ------      ------      ------

BALANCE, END OF QUARTER                                    $2,017      $2,082      $2,121
                                                           ======      ======      ======

Total net loan charge-offs as a percentage
  of average loans (annualized)                               .72%       .65%        .74%
                                                           ======      =====       =====

Allowance as a percentage of total loans (3)                 6.16%      5.73%       6.34%
                                                           ======      =====       =====
========================================================================================

(1)  Includes charge-offs of loans to real estate developers of none, $4 million and
     $10 million in the quarters ended March 31, 1995, December 31, 1994 and March 31,
     1994, respectively.
(2)  There were no recoveries from loans to real estate developers in the quarters presented.
(3)  Total loans exclude mortgage loans held for sale at March 31, 1995.

The table below presents net charge-offs by loan category.

=========================================================================================================
                                                                                            Quarter ended
                                                ---------------------------------------------------------
                                                   MARCH 31, 1995   December 31, 1994      March 31, 1994
                                                  ---------------   -----------------     ---------------
                                                             % OF                % of                % of
                                                          AVERAGE             average             average
(in millions)                                    AMOUNT   LOANS(1)   Amount   loans(1)   Amount   loans(1)
- ---------------------------------------------------------------------------------------------------------
Commercial                                          $(2)     (.12)%     $ 8       .40%      $17      1.01 %
Real estate 1-4 family first mortgage                 2       .10         2       .09         2       .10
Other real estate mortgage                           16       .82         5       .29         3       .18
Real estate construction                              2       .90         2       .68        (1)     (.31)
Consumer:
  Real estate 1-4 family junior lien mortgage         2       .26         3       .38         7       .78
  Credit card                                        35      4.52        28      3.78        35      5.39
  Other revolving credit and monthly payment          8      1.40         8      1.49         5      1.18
                                                    ---                 ---                 ---
    Total consumer                                   45      2.08        39      1.84        47      2.35
Lease financing                                       2       .43         2       .65        (7)    (2.36)
                                                    ---                 ---                 ---



  Total net loan charge-offs                        $65       .72 %     $58       .65%      $61       .74 %
                                                    ===      ====       ===      ====       ===      ====
=========================================================================================================

(1)  Calculated on an annualized basis.


Since peaking in 1992, net charge-offs have steadily declined in 1993 and 1994. Net charge-offs in 1995 are expected to increase modestly over 1994 levels, reflecting growth in the loan portfolio.

The largest category of net charge-offs in the first quarter of 1995 was credit card loans, comprising more than 50% of total net charge-offs. The percentage of net charge-offs to average credit card loans is expected to increase slightly in 1995, reflecting the normal loss rates on new accounts.

The Company considers the allowance for loan losses of $2,017 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at March 31, 1995. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. There was no provision for loan losses in the first quarter of 1995, compared with $60 million in the same period a year ago. Assuming the economic recovery in California and improvements in the Company's credit quality continue, there is likely to be no provision for the remainder of 1995.

OTHER ASSETS

================================================================================
                                          MARCH 31,   December 31,      March 31,
(in millions)                                 1995           1994           1994
- --------------------------------------------------------------------------------
Net deferred tax asset (1)                  $1,002         $  998         $  932
Nonmarketable equity investments               400            407            399
Certain identifiable intangible assets         404            388            379
Foreclosed assets                              273            272            354
Other                                          572            495            451
                                            ------         ------         ------

      Total other assets                    $2,651         $2,560         $2,515
                                            ======         ======         ======
================================================================================

(1)  Net of a valuation allowance of $2 million for all periods presented.

The Company estimates that approximately $851 million of the $1,002 million net deferred tax asset at March 31, 1995 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $151 million relates to approximately $1.9 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.1 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Certain identifiable intangible assets increased primarily due to the purchase of mortgage servicing rights, which totaled $127 million, $96 million and $39 million at March 31, 1995, December 31, 1994 and March 31, 1994, respectively. The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $21 million, $18 million and $19 million for the quarters ended March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

DEPOSITS

================================================================================
                                          MARCH 31,   December 31,      March 31,
(in millions)                                 1995           1994           1994
- --------------------------------------------------------------------------------
Noninterest-bearing                        $ 9,431        $10,145        $ 9,611
Interest-bearing checking                    4,372          4,518          4,737
Savings                                      2,294          2,395          2,595
Market rate savings                         13,290         14,318         17,288
Savings certificates                         7,588          7,132          6,914
                                           -------        -------        -------
    Core deposits                           36,975         38,508         41,145
Foreign interest-bearing deposits (1)        1,760          3,540            152
Other                                          262            284            307
                                           -------        -------        -------

      Total deposits                       $38,997        $42,332        $41,604
                                           =======        =======        =======
================================================================================

(1)  Short-term (under 90 days) deposits used to fund short-term borrowing needs.

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

The decrease in the Company's RBC and leverage ratios at March 31, 1995 compared with December 31, 1994 resulted predominantly from the repurchase of 2,124,305 shares of common stock in the first quarter of 1995.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At March 31, 1995, the Bank had a Tier 1 RBC ratio of 9.68%, a combined Tier 1 and Tier
2 ratio of 12.74% and a leverage ratio of 7.29%.

The table below presents the Company's risk-based capital and leverage ratios.

============================================================================================
                                                      MARCH 31,   December 31,      March 31,
(in billions)                                             1995           1994           1994
- --------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                           $  3.4         $  3.4         $  3.7
  Preferred stock                                           .5             .5             .5
  Less goodwill and other deductions (1)                   (.5)           (.3)           (.5)
                                                        ------         ------         ------
    Total Tier 1 capital                                   3.4            3.6            3.7
                                                        ------         ------         ------
Tier 2:
  Mandatory convertible debt                                .1             .1             .1
  Subordinated debt and unsecured senior debt              1.0            1.0            1.1
  Allowance for loan losses allowable in Tier 2             .5             .5             .5
                                                        ------         ------         ------
    Total Tier 2 capital                                   1.6            1.6            1.7
                                                        ------         ------         ------


      Total risk-based capital                          $  5.0         $  5.2         $  5.4
                                                        ======         ======         ======

Risk-weighted balance sheet assets                      $ 38.4         $ 38.3         $ 36.3
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                    2.0            1.9            1.4
  Standby letters of credit                                 .6             .6             .6
  Other                                                     .4             .3             .2
                                                        ------         ------         ------
    Total risk-weighted off-balance sheet items            3.0            2.8            2.2
                                                        ------         ------         ------
Goodwill and other deductions (1)                          (.5)           (.3)           (.5)
Allowance for loan losses not included in Tier 2          (1.5)          (1.6)          (1.6)
                                                        ------         ------         ------

      Total risk-weighted assets                        $ 39.4         $ 39.2         $ 36.4
                                                        ======         ======         ======

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                 8.73%          9.09%         10.23%
  Total capital (8% minimum requirement)                 12.78          13.16          14.83

Leverage ratio (3% minimum requirement) (2)               6.61%          6.89%          7.34%
============================================================================================

(1)  Other deductions include the unrealized net loss on available-for-sale investment securities carried at fair value.
(2)  Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital).

ASSET/LIABILITY MANAGEMENT

As is typical in the banking industry, most of the Company's assets and liabilities are sensitive to fluctuation in interest rates. Accordingly, an essential objective of asset/liability management is to control interest rate risk.

Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate assets are funded with floating-rate debt, the spread between the two will decline or turn negative if rates increase. The Company refers to this type of risk as "term structure risk." Another source of interest rate risk, "basis risk," results from changing spreads between loan and deposit rates. More difficult to quantify and manage, this type of risk is not highly correlated to changes in the level of interest rates, and is driven by other market conditions.

The Company employs various asset/liability strategies, including the use of interest rate derivative products, to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. The Company uses interest rate derivatives as an asset/liability management tool to hedge mismatches in interest rate maturities. For example, futures are used to shorten the rate maturity of market rate savings to better match the maturity of prime-based loans.

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a net negative impact on the net interest margin from an increasing rate environment. At March 31, 1995, the under-one-year cumulative gap was a $762 million (1.5% of total assets) net liability position, compared with a net liability position of $520 million (1.0% of total assets) at December 31, 1994. The increase in the net liability position was primarily due to an increase in short-term borrowings, which was substantially offset by a decrease in foreign deposits.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $10.0 billion and $10.1 billion at March 31, 1995 and December 31, 1994, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps and interest rate swap agreements. The contract or notional amounts of interest rate derivative contracts do not represent amounts exchanged by the parties and, therefore, are not a measure of exposure through the use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The contract or notional amounts do not represent exposure to liquidity risk. The contracts are used primarily to hedge mismatches in interest rate maturities and, therefore, serve to reduce rather than increase the Company's exposure to movements in interest rates. The Company is not a dealer in these instruments and does not use them speculatively. The Company also offers contracts to its customers, but hedges such contracts by purchasing other financial contracts or uses the contracts for asset/liability management.

The Company also enters into foreign exchange positions, such as forward, spot and option contracts, primarily as customer accommodations.

The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts (except futures contracts and interest rate cap contracts written, for which credit risk is DE MINIMUS) through credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality institutions, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial.

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at March 31, 1995 and December 31, 1994.

==========================================================================================================================
                                                               MARCH 31, 1995                            December 31, 1994
                                    -----------------------------------------    -----------------------------------------
                                    NOTIONAL OR         CREDIT      ESTIMATED    Notional or         Credit      Estimated
                                    CONTRACTUAL           RISK           FAIR    contractual           risk           fair
(in millions)                            AMOUNT      AMOUNT (3)         VALUE         amount      amount (3)         value
- --------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts                   $ 5,972        $    --        $    --        $ 5,009        $    --        $    --
    Forward contracts                       104             --             --              8             --             --
    Floors purchased (1)                 15,654             43             43         14,355             25             25
    Caps purchased (1)                      243              4              4            244              6              6
    Futures options purchased                 2             --             --             --             --             --
    Swap contracts (1)                    3,123             39              1          3,103              3            (65)

  Foreign exchange contracts:
    Cross currency swaps (1)                118            100            100            118             76             76
    Forward contracts (1)                    25             --             --             25             --             --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                        45             --             --             --             --             --
    Floors written                            6             --             --             --             --             --
    Caps written                          1,181             --            (13)         1,039             --            (15)
    Floors purchased (1)                      6             --             --             --             --             --
    Caps purchased (1)                    1,195             13             13          1,016             15             15
    Swap contracts (1)                      176              1             --            176              1             --

  Foreign exchange contracts (2):
    Forward and spot contracts (1)          751             17             --            590              7             --
    Option contracts purchased              340              8              8            319             --             --
    Option contracts written                332             --             (8)           318             --             --
==========================================================================================================================

(1)  The Company anticipates performance by substantially all of the counterparties for these financial instruments.
(2)  The Company has immaterial trading positions in these contracts.
(3)  Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.


LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, dividends from subsidiaries and lines of credit. A shelf registration statement filed in 1993 with the Securities and Exchange Commission allows the issuance of up to $1.5 billion of senior or subordinated debt or preferred stock. At March 31, 1995, $752 million remained unissued. In March 1995, the Bank filed a shelf registration with the Office of the Comptroller of the Currency that allows for the issuance of up to $3.0 billion of bank notes. At April 30, 1995, the total amount remained unissued.

                           PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on April 18, 1995.

          (b) Each of the persons named in the Proxy Statement as a nominee for director was elected; the adoption of an amendment to the Director Option Plan was approved; and the selection of KPMG Peat Marwick as the Company's independent auditors for 1995 was ratified. The following are the voting results on each of the matters:

                                                           Against
                                                                or
     (1)    Election of Directors                  For    Withheld   Abstentions
            ---------------------          -----------   ---------   -----------

            H. Jesse Arnelle                44,183,642     147,106       --
            William R. Bruener              44,195,119     135,629       --
            William S. Davila               44,207,277     123,471       --
            Rayburn S. Dezember             44,196,870     133,878       --
            Paul Hazen                      44,199,111     131,637       --
            Robert K. Jaedicke              44,215,086     115,662       --
            Ellen M. Newman                 44,195,271     135,477       --
            Philip J. Quigley               44,201,225     129,523       --
            Carl E. Reichardt               44,199,462     131,286       --
            Donald B. Rice                  44,196,884     133,864       --
            Susan G. Swenson                44,193,172     137,576       --
            Chang-Lin Tien                  44,212,872     117,876       --
            John A. Young                   41,751,789   2,578,959       --
            William F. Zuendt               44,198,845     131,903       --

     (2)    Adoption of
            amendment to the
            Director Option Plan            41,344,874   2,190,682     795,192

     (3)    Ratification of KPMG
            Peat Marwick as
            independent auditors
            for 1995.                       44,183,140     147,608       --

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

               10 Amendment to the Director Option Plan, incorporated by reference to Exhibit A of the Proxy statement dated March 13, 1995.

               11    Computation of Earnings Per Common Share

               27    Financial Data Schedule

               99 Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.98 and 2.34 for the quarters ended
                     March 31, 1995 and 1994, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.74 and 6.06 for the quarters ended March 31, 1995 and 1994, respectively.



          (b) The Company filed the following reports on Form 8-K during the first quarter of 1995 and through the date hereof:

               (1) January 17, 1995 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1994 and the increase in the Company's common stock dividend

               (2) April 18, 1995 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended March 31, 1995, the share repurchase program and the quarterly common stock dividend


                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1995.

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