Form 10-Q
period 1995-06-30
WELLS FARGO & CO
filed 1995-08-09
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1995      Commission file number 1-6214

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

                                                  Shares Outstanding
                                                    July 31, 1995
                                                  ------------------

          Common stock, $5 par value                  48,259,136

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----
          Consolidated Statement of Income . . . . . . . . . . . . . . . . .  2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . .  3
          Consolidated Statement of Changes in Stockholders' Equity. . . . .  4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary Financial Data . . . . . . . . . . . . . . . . . . . . . .  7
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
          Line of Business Results . . . . . . . . . . . . . . . . . . . . . 10
          Earnings Performance . . . . . . . . . . . . . . . . . . . . . . . 14
           Net Interest Income . . . . . . . . . . . . . . . . . . . . . . . 14
           Noninterest Income. . . . . . . . . . . . . . . . . . . . . . . . 18
           Noninterest Expense . . . . . . . . . . . . . . . . . . . . . . . 20
           Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . 21
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . . 21
           Investment Securities . . . . . . . . . . . . . . . . . . . . . . 21
           Loan Portfolio. . . . . . . . . . . . . . . . . . . . . . . . . . 24
             Commercial real estate. . . . . . . . . . . . . . . . . . . . . 24
           Nonaccrual and Restructured Loans and Other Assets. . . . . . . . 25
             Quarterly trend of changes in nonaccrual loans. . . . . . . . . 27
             Changes in nonaccrual loans by loan category. . . . . . . . . . 27
             Quarterly trend of changes in foreclosed assets . . . . . . . . 28
             Nonaccrual loans by performance category. . . . . . . . . . . . 28
             Loans 90 days past due and still accruing . . . . . . . . . . . 30
           Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . 31
           Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . 33
           Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
           Capital Adequacy/Ratios . . . . . . . . . . . . . . . . . . . . . 34
           Asset/Liability Management. . . . . . . . . . . . . . . . . . . . 36
           Derivative Financial Instruments. . . . . . . . . . . . . . . . . 37
           Liquidity Management. . . . . . . . . . . . . . . . . . . . . . . 38

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 39

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40


===============================================================================
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


=====================================================================================================
                                                                      Quarter              Six months
                                                                ended June 30,          ended June 30,
                                                           ------------------      ------------------
(in millions)                                                1995        1994        1995        1994
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                        $    1      $    1      $    2      $    5
Investment securities                                         152         197         317         382
Mortgage loans held for sale                                   54          --          54          --
Loans                                                         823         733       1,681       1,438
Other                                                           1           1           2           2
                                                           ------      ------      ------      ------
      Total interest income                                 1,031         932       2,056       1,827
                                                           ------      ------      ------      ------
INTEREST EXPENSE
Deposits                                                      254         210         496         406
Federal funds purchased and securities sold under
  repurchase agreements                                        59          18         115          26
Commercial paper and other short-term borrowings                9           2          19           3
Senior and subordinated debt                                   50          47         102          95
                                                           ------      ------      ------      ------
      Total interest expense                                  372         277         732         530
                                                           ------      ------      ------      ------
NET INTEREST INCOME                                           659         655       1,324       1,297
Provision for loan losses                                      --          60          --         120
                                                           ------      ------      ------      ------
Net interest income after provision for loan losses           659         595       1,324       1,177
                                                           ------      ------      ------      ------
NONINTEREST INCOME
Service charges on deposit accounts                           119         119         236         236
Fees and commissions                                          103          92         204         177
Trust and investment services income                           57          50         112         100
Investment securities gains (losses)                           --           3         (15)          7
Other                                                          31          35          14          79
                                                           ------      ------      ------      ------
      Total noninterest income                                310         299         551         599
                                                           ------      ------      ------      ------
NONINTEREST EXPENSE
Salaries                                                      177         165         349         328
Incentive compensation                                         33          34          60          62
Employee benefits                                              48          49         101         103
Net occupancy                                                  53          53         106         108
Equipment                                                      45          41          92          80
Federal deposit insurance                                      24          25          47          51
Other                                                         180         159         341         317
                                                           ------      ------      ------      ------
      Total noninterest expense                               560         526       1,096       1,049
                                                           ------      ------      ------      ------
INCOME BEFORE INCOME TAX EXPENSE                              409         368         779         727
Income tax expense                                            177         162         314         319
                                                           ------      ------      ------      ------
NET INCOME                                                 $  232      $  206      $  465      $  408
                                                           ======      ======      ======      ======

NET INCOME APPLICABLE TO COMMON STOCK                      $  222      $  195      $  444      $  385
                                                           ======      ======      ======      ======
PER COMMON SHARE
Net income                                                 $ 4.51      $ 3.57      $ 8.92      $ 6.98
                                                           ======      ======      ======      ======
Dividends declared                                         $ 1.15      $ 1.00      $ 2.30      $ 2.00
                                                           ======      ======      ======      ======
Average common shares outstanding                            49.1        54.8        49.8        55.2
                                                           ======      ======      ======      ======
=====================================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


==========================================================================================
                                                     JUNE 30,   December 31,       June 30,
(in millions)                                           1995           1994           1994
------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $ 2,848        $ 2,974        $ 2,653
Federal funds sold and securities
  purchased under resale agreements                      375            260             55
Investment securities:
  At cost (estimated fair value
    $7,602, $8,185 and $9,996)                         7,662          8,619         10,261
  At fair value                                        2,473          2,989          3,067
                                                     -------        -------        -------
    Total investment securities                       10,135         11,608         13,328
Mortgage loans held for sale                           1,336             --             --

Loans                                                 33,896         36,347         34,172
Allowance for loan losses                              1,947          2,082          2,120
                                                     -------        -------        -------
    Net loans                                         31,949         34,265         32,052
                                                     -------        -------        -------

Due from customers on acceptances                         71             77             69
Accrued interest receivable                              300            328            316
Premises and equipment, net                              863            886            886
Goodwill                                                 399            416            459
Other assets                                           2,655          2,560          2,469
                                                     -------        -------        -------

    Total assets                                     $50,931        $53,374        $52,287
                                                     =======        =======        =======

LIABILITIES
Noninterest-bearing deposits                         $ 9,600        $10,145        $ 9,475
Interest-bearing deposits                             29,184         32,187         31,730
                                                     -------        -------        -------
    Total deposits                                    38,784         42,332         41,205
Federal funds purchased and securities
  sold under repurchase agreements                     3,693          3,022          2,331
Commercial paper and other short-term borrowings         532            189            195
Acceptances outstanding                                   71             77             69
Accrued interest payable                                  89             60             68
Other liabilities                                        933            930            848
Senior debt                                            1,485          1,393          1,990
Subordinated debt                                      1,482          1,460          1,455
                                                     -------        -------        -------

    Total liabilities                                 47,069         49,463         48,161
                                                     -------        -------        -------

STOCKHOLDERS' EQUITY
Preferred stock                                          489            489            489
Common stock - $5 par value,
  authorized 150,000,000 shares;
  issued and outstanding 48,473,804 shares,
  51,251,648 shares and 54,255,187 shares                242            256            271
Additional paid-in capital                               407            871            330
Retained earnings                                      2,737          2,409          3,103
Cumulative foreign currency translation adjustments       (4)            (4)            (4)
Investment securities valuation allowance                 (9)          (110)           (63)
                                                     -------        -------        -------

    Total stockholders' equity                         3,862          3,911          4,126
                                                     -------        -------        -------

    Total liabilities and stockholders' equity       $50,931        $53,374        $52,287
                                                     =======        =======        =======
==========================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

=====================================================================================
                                                             Six months ended June 30,
                                                             ------------------------
(in millions)                                                     1995           1994
-------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                    $  489         $  639
Preferred stock redeemed                                            --           (150)
                                                                ------         ------
Balance, end of period                                             489            489
                                                                ------         ------

COMMON STOCK
Balance, beginning of period                                       256            279
Common stock issued under employee benefit and
  dividend reinvestment plans                                        3              1
Common stock repurchased                                           (17)            (9)
                                                                ------         ------
Balance, end of period                                             242            271
                                                                ------         ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                       871            551
Common stock issued under employee benefit and
  dividend reinvestment plans                                       58             12
Common stock repurchased                                          (522)          (233)
                                                                ------         ------
Balance, end of period                                             407            330
                                                                ------         ------

RETAINED EARNINGS
Balance, beginning of period                                     2,409          2,829
Net income                                                         465            408
Preferred stock dividends                                          (21)           (23)
Common stock dividends                                            (116)          (111)
                                                                ------         ------
Balance, end of period                                           2,737          3,103
                                                                ------         ------

CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                                (4)            (4)
                                                                ------         ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                      (110)            21
Change in unrealized net gain (loss), after applicable taxes       101            (84)
                                                                ------         ------
Balance, end of period                                              (9)           (63)
                                                                ------         ------

  Total stockholders' equity                                    $3,862         $4,126
                                                                ======         ======
=====================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


=====================================================================================================
                                                                             Six months ended June 30,
                                                                             ------------------------
(in millions)                                                                     1995           1994
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  465         $  408
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                     --            120
      Depreciation and amortization                                                131            120
      Deferred income tax provision (benefit)                                      (47)             5
      Decrease in net deferred loan fees                                           (15)            (2)
      Net (increase) decrease in accrued interest receivable                        28            (19)
      Write-down on mortgage loans held for sale                                    83             --
      Net increase in accrued interest payable                                      29              5
      Other, net                                                                  (207)           (47)
                                                                                ------         ------

Net cash provided by operating activities                                          467            590
                                                                                ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities                                     983          2,066
      Purchases                                                                    (26)        (2,440)
    At fair value:
      Proceeds from sales                                                          670             17
      Proceeds from prepayments and maturities                                      64            494
      Purchases                                                                    (60)          (545)
  Proceeds from sales of mortgage loans held for sale                            2,580             --
  Net increase in loans resulting from originations and collections             (1,655)        (1,244)
  Proceeds from sales (including participations) of loans                          238             61
  Purchases (including participations) of loans                                   (179)          (154)
  Proceeds from sales of foreclosed assets                                         109            121
  Net (increase) decrease in federal funds sold and securities
    purchased under resale agreements                                             (115)         1,613
  Other, net                                                                      (142)           (19)
                                                                                ------         ------

Net cash provided (used) by investing activities                                 2,467            (30)
                                                                                ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                      (3,548)          (439)
  Net increase in short-term borrowings                                          1,014          1,259
  Proceeds from issuance of senior debt                                            815             --
  Repayment of senior debt                                                        (705)          (261)
  Repayment of subordinated debt                                                    --           (526)
  Proceeds from issuance of common stock                                            61             13
  Redemption of preferred stock                                                     --           (150)
  Repurchase of common stock                                                      (539)          (242)
  Payment of cash dividends on preferred stock                                     (31)           (23)
  Payment of cash dividends on common stock                                       (116)          (111)
  Other, net                                                                       (11)           (71)
                                                                                ------         ------

Net cash used by financing activities                                           (3,060)          (551)
                                                                                ------         ------

  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                        (126)             9

Cash and cash equivalents at beginning of period                                 2,974          2,644
                                                                                ------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $2,848         $2,653
                                                                                ======         ======

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                    $  703         $  525
                                                                                ======         ======
    Income taxes                                                                $  299         $  346
                                                                                ======         ======
  Noncash investing activities:
    Transfers from loans to foreclosed assets                                   $   61         $  125
                                                                                ======         ======
    Transfers from loans to mortgage loans held for sale                        $4,023         $   --
                                                                                ======         ======
=====================================================================================================

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                FINANCIAL REVIEW



SUMMARY FINANCIAL DATA
===================================================================================================================================

                                                                                           % Change
                                                                 Quarter ended   June 30, 1995 from       Six months ended
                                                 -----------------------------   ------------------     ------------------
                                                 JUNE 30,   Mar. 31,   June 30,   Mar. 31,  June 30,    JUNE 30,   June 30,       %
(in millions)                                       1995       1995       1994       1995      1994        1995       1994   Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                      $    232   $    233   $    206         --%       13%   $    465   $    408       14%
Per common share
  Net income                                    $   4.51   $   4.41   $   3.57          2        26    $   8.92   $   6.98       28
  Dividends declared                                1.15       1.15       1.00         --        15        2.30       2.00       15


Average common shares outstanding                   49.1       50.5       54.8         (3)      (10)       49.8       55.2      (10)

Profitability ratios (annualized)
  Net income to average total assets (ROA)          1.81%      1.80%      1.59%         1        14        1.80%      1.59%      13
  Net income applicable to common stock to
    average common stockholders' equity (ROE)      26.71      26.89      21.67         (1)       23       26.80      21.38       25

Efficiency ratio (1)                                57.8%      59.1%      55.2%        (2)        5        58.5%      55.3%       6

Average loans                                   $ 33,202   $ 36,334   $ 33,630         (9)       (1)   $ 34,759  $  33,242        5
Average assets                                    51,491     52,390     52,013         (2)       (1)     51,938     51,619        1
Average core deposits                             36,226     36,699     40,232         (1)      (10)     36,462     40,309      (10)

Net interest margin                                 5.66%      5.59%      5.56%         1         2       5.63%       5.56%       1

Average staff (full-time equivalent)              19,403     19,493     19,532         --        (1)     19,448     19,483       --

AT PERIOD END
Investment securities                           $ 10,135   $ 10,576   $ 13,328         (4)      (24)   $ 10,135   $ 13,328      (24)
Loans (2)                                         33,896     32,737     34,172          4        (1)     33,896     34,172       (1)
Allowance for loan losses                          1,947      2,017      2,120         (3)       (8)      1,947      2,120       (8)
Assets                                            50,931     52,324     52,287         (3)       (3)     50,931     52,287       (3)
Core deposits                                     37,026     36,975     40,249         --        (8)     37,026     40,249       (8)
Common stockholders' equity                        3,373      3,351      3,637          1        (7)      3,373      3,637       (7)
Stockholders' equity                               3,862      3,840      4,126          1        (6)      3,862      4,126       (6)
Tier 1 capital (3)                                 3,418      3,437      3,711         (1)       (8)      3,418      3,711       (8)
Total capital (Tiers 1 and 2) (3)                  4,959      5,034      5,372         (1)       (8)      4,959      5,372       (8)

Capital ratios
  Common stockholders' equity to assets             6.62%      6.40%      6.96%         3        (5)       6.62%      6.96%      (5)
  Stockholders' equity to assets                    7.58       7.34       7.89          3        (4)       7.58       7.89       (4)
  Risk-based capital (3)
     Tier 1 capital                                 8.60       8.73      10.06         (1)      (15)       8.60      10.06      (15)
     Total capital                                 12.48      12.78      14.56         (2)      (14)      12.48      14.56      (14)
  Leverage (3)                                      6.69       6.61       7.20          1        (7)       6.69       7.20       (7)

Book value per common share                     $  69.59   $  67.59   $  67.04          3         4    $  69.59   $  67.04        4

COMMON STOCK PRICE
High                                            $185-7/8   $160-5/8   $159-1/2         16        17    $185-7/8   $159-1/2       17
Low                                              157        143-3/8    136-5/8         10        15     143-3/8    127-5/8       12
Period end                                       180-1/4    156-3/8    150-3/8         15        20     180-1/4    150-3/8       20
===================================================================================================================================

(1)  The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2)  Loans exclude mortgage loans held for sale of $1,336 million and $3,940 million at June 30, 1995 and March 31, 1995, respectively.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income in the second quarter of 1995 was $232 million, compared with $206 million in the second quarter of 1994, an increase of 13%. Per share earnings for the second quarter of 1995 were $4.51 per share, compared with $3.57 per share in the second quarter of 1994, an increase of 26%. The percentage increase in per share earnings was greater than the percentage increase in net income due to the Company's continuing stock repurchase program. Net income for the first six months of 1995 was $465 million, or $8.92 per share, compared with $408 million, or $6.98 per share, in the first six months of 1994.

The higher second quarter 1995 results were primarily due to a zero loan loss provision, compared with $60 million in the second quarter of 1994.

Return on average assets (ROA) was 1.81% and 1.80% in the second quarter and first half of 1995, respectively, compared with 1.59% in the same periods of 1994. Return on average common equity (ROE) was 26.71% and 26.80% in the second quarter and first half of 1995, respectively, compared with 21.67% and 21.38%, respectively, in the same periods of 1994.

Net interest income on a taxable-equivalent basis was $659 million and $656 million in the second quarter of 1995 and 1994, respectively. The Company's net interest margin was 5.66% for the second quarter of 1995, compared with 5.56% in the same quarter of 1994. The increase in the margin was partly attributable to the sale of real estate 1-4 family first mortgage loans from the mortgage loans held for sale category.

Noninterest income in the second quarter of 1995 was $310 million, compared with $299 million in the same quarter of 1994.

Noninterest expense in the second quarter of 1995 was $560 million, up 6% from $526 million. A major portion of the increase was due to higher contract services related to new product development and marketing initiatives.

During the second quarter of 1995, net charge-offs totaled $70 million, or .84% of average loans (annualized). This compared with $65 million, or .72%, during the first quarter of 1995 and $61 million, or .73%, during the second quarter of 1994. The allowance for loan losses was 5.74% of total loans (excluding mortgage loans held for sale) at June 30, 1995, compared with 6.16% at March
31, 1995 and 6.20% at June 30, 1994.

Total nonaccrual and restructured loans were $644 million at June 30, 1995, compared with $581 million at March 31, 1995 and $717 million at June 30, 1994. Foreclosed assets amounted to $224 million at June 30, 1995, $273 million at March 31, 1995 and $344 million at June 30, 1994.

Common stockholders' equity to total assets was 6.62% at June 30, 1995, compared with 6.40% and 6.96% at March 31, 1995 and June 30, 1994, respectively. The Company's total risk-based capital ratio at June 30, 1995 was 12.48% and its Tier 1 risk-based capital ratio was 8.60%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At March 31, 1995, the risk-based capital ratios were 12.78% and 8.73%, respectively; at June 30, 1994, these ratios were 14.56% and 10.06%, respectively. The decrease in total and Tier 1 risk-based capital ratios between March 31, 1995 and June 30, 1995 resulted primarily from the repurchase of 1.2 million shares of common stock during the second quarter. The Company's leverage ratios were 6.69%, 6.61% and 7.20% at June 30, 1995, March 31, 1995 and June 30, 1994, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the well capitalized guideline of 5% for banks.

Business activity in California improved along a broad front during the second quarter of 1995, reflecting an improved job market and increased home sales. However, the pace of this growth was still below optimum. Business continued very strong in high tech and international export industries. The retail business, however, was disappointing with sales barely ahead of a year ago. New home construction was still sluggish, in part reflecting a cautious approach by builders. Signs of improvement were evident in commercial real estate as rents appeared to firm and vacancy rates continued to drop in nearly all parts of the state.

LINE OF BUSINESS RESULTS (ESTIMATED)

==============================================================================================================
(income/expense in millions, average balances in billions)
--------------------------------------------------------------------------------------------------------------
                                            1995    1994     1995     1994     1995     1994     1995     1994
                                            ------------     -------------     -------------     -------------
                                                  Retail          Business
                                            Distribution           Banking        Investment       Real Estate
                                                   Group             Group             Group             Group
                                            ------------------------------------------------------------------
QUARTER ENDED JUNE 30,
Net interest income (1)                     $114   $ 103      $ 90    $ 70     $ 118   $  91     $  62   $  52
Provision for loan losses (2) (3)             --      --         8       6        --      --         7       7
Noninterest income (4)                       157     156        34      30        72      72         3       5
Noninterest expense (4)                      241     227        75      67       120     106        21      16
                                            ----   -----      ----    ----     -----   -----     -----   -----
Income before income
  tax expense                                 30      32        41      27        70      57        37      34
Income tax expense (5)                        14      14        18      12        31      25        16      15
                                            ----   -----      ----    ----     -----   -----     -----   -----
    Net income                              $ 16   $  18      $ 23    $ 15     $  39   $  32     $  21   $  19
                                            ====   =====      ====    ====     =====   =====     =====   =====

Average loans (6) (7) (8)                   $ --   $  --      $2.3    $1.8     $  .5   $  .5     $ 6.3   $ 6.2
Average assets                               1.2     1.2       3.5     3.0       1.0     1.0       6.7     6.6
Average core deposits                        9.7    10.5       6.4     7.3      17.7    20.1        .1      .1
Return on equity (9) (10)                     19%     22%       27%     20%       36%     27%       13%     13%
Risk-adjusted efficiency ratio (10) (11)      95%     93%       79%     87%       74%     79%       88%     89%


SIX MONTHS ENDED JUNE 30,
Net interest income (1)                     $225   $ 202      $177    $133     $ 237   $ 173     $ 119   $ 107
Provision for loan losses (2) (3)             --      --        16      13         1       1        14      14
Noninterest income (4)                       317     309        66      69       145     139        10      12
Noninterest expense (4)                      470     451       140     133       234     206        34      41
                                            ----   -----      ----    ----     -----   -----     -----   -----
Income before income
  tax expense (benefit)                       72      60        87      56       147     105        81      64
Income tax expense (benefit) (5)              33      28        38      26        65      48        34      27
                                            ----   -----      ----    ----     -----   -----     -----   -----
  Net income                                $ 39   $  32      $ 49    $ 30     $  82   $  57     $  47   $  37
                                            ====   =====      ====    ====     =====   =====     =====   =====

Average loans (6) (7) (8)                   $ --   $  --      $2.2    $1.7     $  .5   $  .5     $ 6.3   $ 6.3
Average assets                               1.2     1.2       3.4     2.9       1.0     1.0       6.7     6.7
Average core deposits                        9.8    10.4       6.4     7.3      17.9    20.2        .1      .1
Return on equity (9) (10)                     24%     22%       30%     21%       38%     26%       14%     12%
Risk-adjusted efficiency ratio (10) (11)      92%     94%       75%     85%       72%     80%       83%     95%
==============================================================================================================

 (1)  Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds.
      Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
 (2)  The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business.  In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business.  The difference between the normalized provision and the Company provision is included in Other.
 (3)  Consumer Lending includes a provision for credit card loan losses of $43 million and $33 million for the quarters ended June 30, 1995 and 1994, respectively, and $81 million and $64 million for the six months ended June 30, 1995 and 1994, respectively.
 (4)  Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups.  They amounted to $54 million and $46 million for the quarters ended June 30, 1995 and 1994, respectively, and $102 million and $92 million for the six months ended June 30, 1995 and 1994, respectively.  These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.
 (5)  Businesses are taxed at the Company's marginal (statutory) tax rate, adjusted for any nondeductible expenses.  Any differences between the marginal and effective tax rates are in Other.
 (6)  The Real Estate Group's average loans include commercial loans to real estate developers of $.5 billion and $.4 billion, other real estate loans of $4.9 billion and $5.0 billion and real estate construction loans of $.9 billion and $.8 billion for the quarters ended June 30, 1995 and 1994, respectively. The
      Group's average loans include commercial loans to real estate developers of $.5 billion and $.4 billion, other real estate loans of $4.9 billion and $5.0 billion and real estate construction loans of $.9 billion and $.9 billion for the six months ended June 30, 1995 and 1994, respectively.


==================================================================================================================================
                                            --------------------------------------------------------------------------------------
                                            1995    1994     1995     1994     1995     1994       1995    1994     1995      1994
                                            ------------     -------------     -------------       ------------     --------------
                                               Wholesale
                                                Products          Consumer          Mortgage                          Consolidated
                                                   Group           Lending           Lending              Other            Company
                                            --------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30,
Net interest income (1)                     $ 100   $ 91     $ 154    $133     $  20   $  25      $   1   $  90    $  659   $  655
Provision for loan losses (2) (3)              10      9        55      43         1       2        (81)     (7)       --       60
Noninterest income (4)                         38     31        48      36        (1)      4        (41)    (35)      310      299
Noninterest expense (4)                        48     45        74      65        10      21        (29)    (21)      560      526
                                            -----   ----     -----    ----     -----   -----      -----   -----    ------   ------
Income before income
  tax expense                                  80     68        73      61         8       6         70      83       409      368
Income tax expense (5)                         33     29        31      26         3       2         31      39       177      162
                                            -----   ----     -----    ----     -----   -----      -----   -----    ------   ------
    Net income                              $  47   $ 39     $  42    $ 35     $   5   $   4      $  39   $  44    $  232   $  206
                                            =====   ====     =====    ====     =====   =====      =====   =====    ======   ======

Average loans (6) (7) (8)                   $ 9.1   $8.0     $10.6    $9.2     $ 4.2   $ 7.6      $  .2   $  .3    $ 33.2   $ 33.6
Average assets                               10.0    8.9      10.7     9.3       7.2     7.7       11.2    14.3      51.5     52.0
Average core deposits                         2.1    2.1        .1      --        .1      .1         --      --      36.2     40.2
Return on equity (9) (10)                      24%    23%       25%     24%       --%     --%        --%     --%       27%      22%
Risk-adjusted efficienty ratio (10) (11)       67%    68%       72%     74%       --%     --%        --%     --%       --%      --%


SIX MONTHS ENDED JUNE 30,
Net interest income (1)                     $ 201   $171     $ 301    $267     $  42   $  49      $  22   $ 195    $1,324   $1,297
Provision for loan losses (2) (3)              20     18       105      84         4       5       (160)    (15)       --      120
Noninterest income (4)                         84     66        88      69       (80)      8        (79)    (73)      551      599
Noninterest expense (4)                        96     89       143     130        24      43        (45)    (44)    1,096    1,049
                                            -----   ----     -----    ----     -----   -----      -----   -----    ------   ------
Income before income
  tax expense (benefit)                       169    130       141     122       (66)      9        148     181       779      727
Income tax expense (5)                         71     56        60      51       (28)      4         41      79       314      319
                                            -----   ----     -----    ----     -----   -----      -----   -----    ------   ------
    Net income                              $  98   $ 74     $  81    $ 71     $ (38)  $   5      $ 107   $ 102    $  465   $  408
                                            =====   ====     =====    ====     =====   =====      =====   =====    ======   ======

Average loans (6) (7) (8)                   $ 9.0   $7.9     $10.3    $9.1     $ 6.1   $ 7.3      $  .4   $  .4    $ 34.8   $ 33.2
Average assets                                9.9    8.7      10.5     9.3       7.8     7.4       11.4    14.4      51.9     51.6
Average core deposits                         2.1    2.2        .1      --        .1      .1         --      --      36.5     40.3
Return on equity (9) (10)                      26%    22%       25%     25%       --%     --%        --%     --%       27%      21%
Risk-adjusted efficiency ratio (10) (11)       63%    70%       72%     73%       --%     --%        --%     --%       --%      --%

===================================================================================================================================

 (7)  The Wholesale Products Group's average loans include commercial real estate loans of $2.3 billion and $2.2 billion, and other commercial loans of $6.8 billion and $5.8 billion for the quarters ended June 30, 1995 and 1994, respectively.  The Group's average loans include commercial real estate loans of $2.3 billion and $2.2 billion and other commercial loans of $6.7 billion and $5.7 billion for the six months ended June 30, 1995 and 1994, respectively. These loans were originated largely by the
      Company's Commercial Banking Group which deals mostly with middle market borrowers.
 (8)  Mortgage Lending's average loans include real estate 1-4 family first mortgage loans of $4.1 billion and $7.5 billion and other loans of $.1 billion and $.1 billion for the quarters ended June 30, 1995 and 1994, respectively. Mortgage Lending's average loans include real estate 1-4 family first mortgage loans of $6.0 billion and $7.2 billion and other loans of $.1 billion and $.1 billion for the six months ended June 30, 1995 and 1994, respectively.
 (9)  Equity is allocated to the lines of business based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across business lines.
(10)  Ratios for the Mortgage Lending Division are not meaningful at this time due to ongoing organizational changes.
(11)  The risk-adjusted efficiency ratio is defined as noninterest expense plus the cost of capital divided by revenues (net interest income and noninterest income) less normalized loan losses.

The line of business results show financial performance of the major business units comparing the quarter and six months ended June 30, 1995 with the same periods of 1994. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be restated to allow comparability from one period to the next.

The Retail Distribution Group's net income for the second quarter decreased $2 million, or 11%. Net income for the six months ended June 30, 1995 increased $7 million, or 22%. Net interest income for both periods increased due to wider spreads on core deposits, of which a major portion was offset by lower balances. Noninterest income for both periods increased from higher ATM shared network and point of sale interchange income. Noninterest expense for both periods increased substantially due to higher expenditures on alternative distribution channels including supermarket banking centers.

The Business Banking Group's net income for the quarter and six months ended June 30, 1995 increased $8 million, or 53%, and $19 million, or 63%, respectively. Net interest income for both periods increased due to wider spreads on core deposits and higher loan balances, of which a major portion was offset by lower core deposit balances. Noninterest income for the second quarter of 1995 increased due to higher sweep account balances and activity, and increased mass market lending volumes. For the six months ending June 30, 1995, noninterest income decreased due to a gain recognized in 1994 resulting from the CES alliance which was offset primarily by higher sweep account balances and activity. Noninterest expense for both periods increased due to higher expenses associated with increased mass market lending volumes that were partially offset by savings from the CES alliance.

The Investment Group's net income for the quarter and six months ended June 30, 1995 increased $7 million, or 22%, and $25 million, or 44%, respectively. Net interest income for both periods increased due to wider spreads on core deposits, of which a major portion was offset by a decline in deposit balances. Noninterest expense for both periods increased primarily from higher personnel costs (including incentive compensation) and branch distribution costs from higher sales of time deposits.

In June 1995, the Company, together with The Nikko Securities Co., LTD (Nikko), signed a definitive agreement to sell their joint venture interest in Wells Fargo Nikko Investment Advisors (WFNIA) to Barclays PLC of the U.K. Under the terms of the sale, the Company and Nikko will receive about $440 million. The Company expects to realize an estimated after-tax gain of approximately $100 million from this sale. As part of the sale, Barclays will also acquire the Investment Group's MasterWorks division. This transaction is subject to regulatory approval and to a number of contingencies that may affect both the total proceeds and the gain. The sale is expected to close in the fourth quarter of 1995. The combined contribution to the Company's net income for the first six months of 1995 and 1994 from WFNIA and MasterWorks was less than $5 million for each of these periods.

The Real Estate Group's net income for the quarter and six months ended June 30, 1995 increased $2 million, or 11%, and $10 million, or 27%, respectively. Net interest income for both periods increased primarily due to the recoveries on loans where interest had been previously applied to principal. For the second quarter of 1995, noninterest expense increased due to gains on foreclosed assets recognized in 1994 and higher costs from the continued expansion of the Real Estate Capital Markets area in 1995. Noninterest expense for the six months ended June 30, 1995 decreased due to gains on the sale of foreclosed assets during the first quarter of 1995.

The Wholesale Products Group's net income for the quarter and six months ended June 30, 1995 increased $8 million, or 21%, and $24 million, or 32%, respectively. Net interest income for both periods increased due to wider core deposit spreads and higher loan balances, primarily offset by lower loan spreads. In the second quarter of 1995, noninterest income increased due to higher cash management revenue and gains on the sale of leases. Noninterest income in the first half of 1995 also reflected gains from loan sales.

Consumer Lending's net income for the quarter and six months ended June 30, 1995 increased $7 million, or 20%, and $10 million, or 14%, respectively. The increase in net interest income for both periods was due to higher credit card balances. A significant portion of the increase was offset by lower spreads. Noninterest income for both periods increased primarily due to higher credit card fee income. Noninterest expense for both periods increased primarily due to the cost of servicing a higher number of open accounts. The responsibility for managing the home equity lending business (1-4 family junior lien mortgages) has been assumed by Consumer Lending from the Mortgage Lending Division in the second quarter of 1995. Both current and prior periods reflect this organizational change.

Mortgage Lending decided at year-end 1994 to cease the origination of 1-4 family first mortgage loans due to concerns regarding the long-run economics of the first mortgage origination business. In April 1995, the Company agreed in principle to form an alliance with Norwest Mortgage Inc. Under the terms of the alliance, Norwest Mortgage Inc. will underwrite and fund residential mortgages for the Company's customers and the Company expects to be the primary servicer of the loans. This alliance is subject to regulatory approval, which is expected in the third quarter of 1995.

In the first quarter of 1995, as a result of reevaluating its asset/liability management strategies in light of Mortgage Lending's decision to cease the origination of first mortgages, the Company decided to sell certain types of products within the real estate 1-4 family first mortgage portfolio. Accordingly, approximately $4 billion of first mortgages were reclassified on March 31, 1995 to a held for sale category and an $83 million write-down to the lower of cost or estimated market was recorded as a loss on sale of loans in noninterest income. The Company purchased derivative financial instruments to hedge against a significant decline in the estimated fair value of these loans prior to sale. During the second quarter of 1995, $2.6 billion of these loans were sold. The remaining balance of $1.4 billion, net of an estimated $50 million write-down to the lower of cost or estimated market, is expected to be substantially sold in the third quarter of 1995.

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

Net income for the Other category for the quarter ended June 30, 1995 decreased $5 million, or 11%. Net income for the six months ended June 30, 1995 increased $5 million, or 5%. The decrease in net interest income for both periods was due to lower hedging income and higher funding costs. This decrease was primarily offset by a higher loan loss provision credit. The first half of 1995 also reflects a reduction in tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $659 million in the second quarter of 1995, compared with $656 million in the second quarter of 1994. The Company's net interest margin was 5.66% in the second quarter of 1995, compared with 5.56% in the second quarter of 1994. Net interest income on a taxable-equivalent basis was $1,324 million in the first six months of 1995, compared with $1,298 million in the first six months of 1994. The Company's net interest margin was 5.63% in the first six months of 1995, compared with 5.56% in the first six months of 1994.

The increase in the margin in the second quarter and first half of 1995 compared with the same periods of 1994 was partly attributable to the sale of low margin real estate 1-4 family first mortgage loans from the mortgage loans held for sale category.

The spread between loans and deposits increased in the second quarter and first half of 1995 compared with the same periods of 1994 as loan yields climbed and deposit rates were slow to react. The increasing loan/deposit spread, which added approximately 60 basis points to the net interest margin in the second quarter and first half of 1995, was offset by a reduction in hedging income and a change in the mix of funding sources.

The reduction in hedging income resulted primarily from the maturing interest rate floor and swap hedges put in place in 1989. Hedging income from derivative contracts decreased $31 million and $88 million in the second quarter and first half of 1995 compared with the same periods of 1994, reducing the margin by 27 and 38 basis points, respectively. Additionally, the Company experienced some run-off in its core deposits since the second quarter and first half of 1994, reducing the margin by 35 and 22 basis points in the comparable periods of 1995, respectively.

Loans averaged $33.2 billion in the second quarter of 1995, compared with $33.6 billion in the second quarter of 1994, and $34.8 billion in the first six months of 1995, compared with $33.2 billion in the first six months of 1994. The largest increase occurred in commercial loans. This increase was substantially in middle market and small business loans resulting from ongoing marketing efforts.

Investment securities averaged $10.3 billion during the second quarter of 1995, compared with $13.4 billion in the second quarter of 1994. Investment securities averaged $10.7 billion in the first six months of 1995, compared with $13.1 billion in the first six months of 1994. A major portion of the decrease in both periods was due to the maturity of investment securities. Investment securities are expected to continue to decrease as the cash received from their maturities is used to fund loan growth.

Average core deposits were $36.2 billion and $40.2 billion in the second quarter of 1995 and 1994, respectively, and funded 70% and 77% of the Company's average total assets in the same quarter of 1995 and 1994, respectively. For the first six months of 1995 and 1994, average core deposits were $36.5 billion and $40.3 billion, respectively, and funded 70% and 78% of the Company's average total assets in the same periods of 1995 and 1994, respectively.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 16 and 17.

In the third quarter of 1995, net interest income should decline modestly, assuming the remaining mortgage loans held for sale are sold. However, as these low margin loans are sold and the level of earning assets decreases, the net interest margin is likely to increase.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)

==================================================================================================================================
                                                                                                             Quarter ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            1995                              1994
                                                                    ----------------------------     -----------------------------
                                                                                         INTEREST                          Interest
                                                                    AVERAGE     YIELDS/    INCOME/    Average     Yields/    income/
(in millions)                                                       BALANCE      RATES    EXPENSE     balance      rates    expense
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
    under resale agreements                                        $     66       6.18%     $   1   $     60       4.03%     $   1
Investment securities:
  At cost:
    U.S. Treasury securities                                          1,469       4.85         18      2,734       4.84         33
    Securities of U.S. government agencies
      and corporations                                                4,996       6.04         75      6,155       6.02         93
    Private collateralized mortgage obligations                       1,249       5.85         18      1,337       6.14         21
    Other securities                                                    156       6.85          3        136       5.73          2
                                                                    -------                 -----    -------                 -----
      Total investment securities at cost                             7,870       5.80        114     10,362      5.72         149
  At fair value (2):
    U.S. Treasury securities                                            426       6.70          7         97       6.84          2
    Securities of U.S. government agencies
      and corporations                                                  998       5.38         14      1,594       5.79         24
    Private collateralized mortgage obligations                         956       6.41         16      1,230       6.91         22
    Other securities                                                     62      14.42          1         72      13.77          1
                                                                    -------                 -----    -------                 -----
      Total investment securities at fair value                       2,442       6.16         38      2,993       6.40         49
                                                                    -------                 -----    -------                 -----
        Total investment securities                                  10,312       5.89        152     13,355       5.87        198
Mortgage loans held for sale (2)                                      2,884       7.33         54         --         --         --

Loans:
  Commercial                                                          8,436      10.01        211      6,854       9.26        157
  Real estate 1-4 family first mortgage                               5,063       7.42         94      8,463       6.76        143
  Other real estate mortgage                                          8,058       9.49        190      8,089       8.52        172
  Real estate construction                                            1,070      10.20         27        910       8.92         20
  Consumer:
    Real estate 1-4 family junior lien mortgage                       3,356       8.55         72      3,385       7.59         64
    Credit card                                                       3,433      15.62        134      2,614      15.27        100
    Other revolving credit and monthly payment                        2,353      10.56         62      2,016       9.27         47
                                                                    -------                 -----    -------                 -----
        Total consumer                                                9,142      11.73        268      8,015      10.52        211
  Lease financing                                                     1,405       9.22         32      1,261       9.21         29
  Foreign                                                                28       7.98          1         38       4.72          1
                                                                    -------                 -----    -------                 -----
        Total loans                                                  33,202       9.93        823     33,630       8.74        733
 Other                                                                   61       5.30          1         52       6.00          1
                                                                    -------                 -----    -------                 -----
            Total earning assets                                    $46,525       8.86      1,031    $47,097       7.91        933
                                                                    =======                 -----    =======                 -----
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                                       $ 4,210       1.00         11    $ 4,679        .98         11
    Market rate and other savings                                    15,170       2.54         96     19,574       2.29        112
    Savings certificates                                              7,948       5.27        104      7,022       4.18         73
    Other time deposits                                                 442       7.21          8        310       7.27          6
    Deposits in foreign offices                                       2,309       6.06         35        780       4.06          8
                                                                    -------                 -----    -------                 -----
        Total interest-bearing deposits                              30,079       3.38        254     32,365       2.60        210
  Federal funds purchased and securities sold
    under repurchase agreements                                       3,924       6.02         59      1,876       3.86         18
  Commercial paper and other short-term borrowings                      621       5.95          9        176       3.78          2
  Senior debt                                                         1,511       6.85         26      2,034       5.05         26
  Subordinated debt                                                   1,484       6.54         24      1,449       5.87         21
                                                                    -------                 -----    -------                 -----
        Total interest-bearing liabilities                           37,619       3.96        372     37,900      2.93         277
Portion of noninterest-bearing funding sources                        8,906         --         --      9,197         --         --
                                                                    -------                 -----    -------                 -----
           Total funding sources                                    $46,525       3.20        372    $47,097      2.35         277
                                                                    =======                 -----    =======                 -----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                                 5.66%      $ 659                 5.56%      $ 656
                                                                                 ====       =====                 ====       =====
NONINTEREST-EARNING ASSETS
Cash and due from banks                                             $ 2,602                          $ 2,613
Other                                                                 2,364                            2,303
                                                                    -------                          -------
           Total noninterest-earning assets                         $ 4,966                          $ 4,916
                                                                    =======                          =======

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                            $ 8,898                          $ 8,957
Other liabilities                                                     1,157                            1,049
Preferred stockholders' equity                                          489                              489
Common stockholders' equity                                           3,328                            3,618
Noninterest-bearing funding sources used to
  fund earning assets                                               (8,906)                          (9,197)
                                                                    -------                          -------
           Net noninterest-bearing funding sources                  $ 4,966                          $ 4,916
                                                                    =======                          =======
TOTAL ASSETS                                                        $51,491                          $52,013
                                                                    =======                          =======
==================================================================================================================================

 (1)  The average prime rate of Wells Fargo Bank was 9.00% and 6.90% for the quarters ended June 30, 1995 and 1994, respectively and
      8.91% and 6.46% for the six months ended June 30, 1995 and 1994, respectively.  The average three-month London Interbank
      Offered Rate (LIBOR) was 6.12% and 4.46% for the quarters ended June 30, 1995 and 1994, respectively, and 6.21% and 4.02% for the six months ended June 30, 1995 and 1994 respectively.
 (2)  Yields are based on amortized cost balances. The average balance for investment securities at fair value totaled
      $2,492 million and $3,079 million for the quarters ended June  30, 1995 and 1994, respectively, and $2,685 million and $3,059 million for the six months ended June 30, 1995 and 1994, respectively. The average balance for mortgage loans held for sale totaled $2,925 million and $1,470 million for the quarter and six months ended June 30, 1995, respectively.
 (3)  Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes.  The federal statutory tax rate was 35% for all periods presented.

                                                               16


     ========================================================================================
                                                                     Six months ended June 30,
     ----------------------------------------------------------------------------------------
                                        1995                                             1994
     ---------------------------------------              -----------------------------------
                                    INTEREST                                         Interest
        AVERAGE          YIELDS/      INCOME/             Average         Yields/      income/
        BALANCE           RATES      EXPENSE              balance          rates      expense
     ----------------------------------------------------------------------------------------
        $    57            5.93%      $    2              $   316           3.24%      $    5


          1,557            4.84           38                2,655           4.86           64

          5,114            6.03          154                6,159           6.08          187
          1,267            5.89           37                1,144           5.76           33
            160            6.76            5                  136           5.71            4
        -------                       ------              -------                      ------
          8,098            5.79          234               10,094           5.71          288

            406            6.70           14                   49           6.84            2

          1,104            5.59           32                1,637           5.91           49
          1,022            6.38           34                1,259           6.18           40
             64           14.49            3                   78          13.94            3
        -------                       ------              -------                      ------
          2,596            6.21           83                3,023           6.15           94
        -------                       ------              -------                      ------
         10,694            5.90          317               13,117           5.82          382
          1,450            7.29           54                   --             --           --


          8,246            9.89          405                6,742           9.09          303
          7,042            7.24          255                8,117           6.84          278
          8,090            9.54          383                8,124           8.45          341
          1,045           10.18           53                  984           8.60           42

          3,339            8.60          143                3,439           7.43          128
          3,280           15.69          257                2,577          15.31          197
          2,311           10.49          121                1,978           9.27           91
        -------                       ------              -------                      ------
          8,930           11.70          521                7,994          10.43          416
          1,378            9.19           63                1,245           9.29           58
             28            7.46            1                   36           4.54            1
        -------                       ------              -------          -----       ------
         34,759            9.72        1,681               33,242           8.69        1,439
             60            5.44            2                   52           6.00            2
        -------                       ------              -------          -----       ------
        $47,020            8.76        2,056              $46,727           7.84        1,828
        =======                       ------              =======                      ------



        $ 4,287            1.00           21              $ 4,695            .98           23
         15,643            2.55          198               19,648           2.24          219
          7,649            5.09          193                7,032           4.16          145
            400            5.10           10                  311           7.32           11
          2,486            5.96           74                  420           4.01            8
        -------                       ------              -------                      ------
         30,465            3.28          496               32,106           2.55          406

          3,905            5.92          115                1,478           3.57           26
            654            5.92           19                  163           3.42            3
          1,575            6.89           54                2,118           4.77           50
          1,477            6.57           48                1,563           5.72           45
        -------                       ------              -------                      ------
         38,076            3.87          732               37,428           2.85          530
          8,944              --           --                9,299             --           --
        -------                       ------              -------                      ------
        $47,020            3.13          732              $46,727           2.28          530
        =======                       ------              =======                      ------

                           5.63%      $1,324                                5.56%      $1,298
                          =====       ======                               =====       ======


        $ 2,595                                           $ 2,585
          2,323                                             2,307
        -------                                           -------
        $ 4,918                                           $ 4,892
        =======                                           =======


        $ 8,883                                           $ 8,934
          1,149                                             1,067
            489                                               554
          3,341                                             3,636

         (8,944)                                           (9,299)
        -------                                           -------
        $ 4,918                                           $ 4,892
        =======                                           =======

        $51,938                                           $51,619
        =======                                           =======
     ========================================================================================


NONINTEREST INCOME

=========================================================================================================================
                                                               Quarter                              Six months
                                                         ended June 30,          %               ended June 30,         %
                                                        --------------                        ----------------
 (in millions)                                          1995      1994      Change            1995        1994     Change
-------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                     $119      $119        -- %            $236        $236         -- %
Fees and commissions:
  Credit card membership and other credit card fees       23        15        53                42          31         35
  Debit and credit card merchant fees                     17        13        31                30          25         20
  Mortgage loan servicing fees                            15         5       200                25           8        213
  Shared ATM network fees                                 13        11        18                24          20         20
  Charges and fees on loans                               12        11         9                23          21         10
  Mutual fund and annuity sales fees                       8        12       (33)               18          21        (14)
  All other                                               15        25       (40)               42          51        (18)
                                                        ----      ----                        ----        ----
     Total fees and commissions                          103        92        12               204         177          5
Trust and investment services income:
  Asset management and custody fees                       32        32        --                63          63         --
  Mutual fund management fees                             17        11        55                31          22         41
  All other                                                8         7        14                18          15         20
                                                        ----      ----                        ----        ----
     Total trust and investment services income           57        50        14               112         100         12
Investment securities gains (losses)                      --         3      (100)              (15)          7         --
Income from equity investments accounted for by the:
  Cost method                                             13         9        44                32          17         88
  Equity method                                           12         7        71                20          16         25
Check printing charges                                     9        10       (10)               20          20         --
Gains (losses) from dispositions of operations            (9)       --        --                (9)         10         --
Gains (losses) on sales of loans                           1         1        --               (66)          2         --
All other                                                  5         8       (38)               17          14         21
                                                        ----      ----                        ----        ----

  Total                                                 $310      $299         4 %            $551        $599         (8)%
                                                        ====      ====      ====              ====        ====       ====

=========================================================================================================================



The increase in credit card membership and other credit card fees in the second quarter and first half of 1995 compared with the same periods of 1994 was predominantly due to late fees and other transaction fees charged to customers.

The increase in mortgage loan servicing fees for the second quarter and first half of 1995 resulted from additional purchases of mortgage servicing rights throughout 1994 and 1995. The balance of purchased mortgage servicing rights was $169 million and $38 million at June 30, 1995 and 1994, respectively. The mortgage loan servicing portfolio totaled $19 billion at June 30, 1995. Amortization expense for purchased mortgage servicing rights (included in all other fees and commissions) was $11 million and $2 million for the second quarter of 1995 and 1994, respectively, and $17 million and $3 million for the first half of 1995 and 1994, respectively.

The increase in trust and investment services income for the second quarter and first half of 1995 was predominantly due to an increase in mutual fund management fees reflecting the overall growth in the fund families' net assets. The Stagecoach family of 28 funds had $8.0 billion of assets under management at June 30, 1995, compared with $4.8 billion at June 30, 1994. The

Stagecoach family consists of both retail and institutional funds. The retail funds are primarily distributed through the branch network. These funds had $6.6 billion under management at June 30, 1995, compared with $4.1 billion at June 30, 1994. The institutional funds are offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. At June 30, 1995, these funds had $1.4 billion of assets under management, compared with $700 million at June 30, 1994. The Overland Express family of 12 funds, which had $2.9 billion of assets under management at June 30, 1995, compared with $3.7 billion at June 30, 1994, is sold through brokers around the country. In addition to managing Stagecoach and Overland Express Funds, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $51 billion and $45 billion at June 30, 1995 and 1994, respectively.

Investment securities losses in the first half of 1995 resulted from the first quarter sale of $685 million in debt securities from the available-for-sale portfolio.

In the second quarter of 1995, losses from the disposition of operations included an $8 million accrual related to the disposition of premises and, to a lesser extent, severance associated with scheduled branch closures. Additional accruals may be made in the second half of 1995 for branch closures or relocations as the Company continues to open more supermarket branches and banking centers. The opening of the supermarket branches is part of the Company's ongoing effort to provide higher-convenience, lower-cost service to its customers. These branches are a more efficient delivery channel for a full line of retail banking services.

Gains and losses on sales of loans for the first half of 1995 included a first quarter $83 million write-down to the lower of cost or estimated market resulting from the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. (See Line of Business Results - Mortgage Lending section for further information.)

Noninterest income from fee-based products and mutual fund management fees is expected to continue to be higher in 1995 than 1994.

NONINTEREST EXPENSE


=================================================================================================================
                                                     Quarter                                Six months
                                               ended June 30,        %                   ended June 30,         %
                                               -------------                          ----------------
 (in millions)                                1995      1994     Change               1995        1994     Change
-----------------------------------------------------------------------------------------------------------------
Salaries                                      $177      $165         7 %              $349        $328          6 %
Incentive compensation                          33        34        (3)                 60          62         (3)
Employee benefits                               48        49        (2)                101         103         (2)
Net occupancy                                   53        53        --                 106         108         (2)
Equipment                                       45        41        10                  92          80         15
Contract services                               38        25        52                  64          44         45
Federal deposit insurance                       24        25        (4)                 47          51         (8)
Advertising and promotion                       17        18        (6)                 31          33         (6)
Certain identifiable intangibles                14        16       (13)                 28          32        (13)
Telecommunications                              15        12        25                  28          23         22
Operating losses                                11        11        --                  27          25          8
Postage                                         14        11        27                  26          22         18
Outside professional services                   11        10        10                  20          19          5
Stationery and supplies                          9         8        13                  18          15         20
Goodwill                                         9         9        --                  17          18         (6)
Travel and entertainment                        10         8        25                  17          15         13
Check printing                                   6         7       (14)                 12          15        (20)
Security                                         5         5        --                  10          10         --
Escrow and collection agency fees                4         5       (20)                  8          10        (20)
Outside data processing                          3         2        50                   5           5         --
Foreclosed assets                                2        --        --                  (2)          6         --
All other                                       12        12        --                  32          25         28
                                              ----      ----                        ------      ------       ----

   Total                                      $560      $526         6%             $1,096      $1,049          4 %
                                              ====      ====       ====             ======      ======       ====
=================================================================================================================


The increases in salaries expense in the second quarter and first half of 1995 compared with the same periods of 1994 was partly attributable to increased temporary help expense and higher salary levels. The Company's full-time equivalent staff, including hourly employees, averaged approximately 19,403 in the second quarter of 1995, compared with approximately 19,532 in the second quarter of 1994.

Increases in equipment expense in the second quarter and first half of 1995 compared with the same periods in 1994 were related to a higher level of spending on software and technology for product development as well as system upgrades throughout the Company.

The majority of the increase in contract services in the second quarter and first half of 1995 compared with the same periods of 1994 was related to new product development and marketing initiatives.

Federal deposit insurance expense remained relatively flat in the second quarter of 1995 compared with the same period of 1994. The FDIC Board of Directors voted on August 8, 1995 to significantly reduce the deposit insurance premiums paid by most banks. Under the new rate structure, the best-rated institutions insured by the Bank Insurance Fund (BIF) will pay four cents per $100 of domestic deposits, down from the current rate of 23 cents per $100. The new assessment rates will apply from the first day of the month after the BIF is recapitalized. The latest FDIC projections indicate that the BIF was recapitalized during the second quarter of 1995, although this cannot be confirmed until early September. Using this assumption, BIF members that have overpaid their assessments based on the new rate schedule will receive a refund with interest.

Excluding FDIC expense, the Company expects total noninterest expense to continue to be higher in 1995 compared with 1994, reflecting expenditures on new business initiatives.

INCOME TAXES

The Company's effective tax rate was 43% and 40% for the second quarter and first half of 1995, respectively. The effective tax rate was 44% for the same periods of 1994. The decrease in the effective tax rate for the first half of 1995 was due to a $22 million reduction of income tax expense during the first quarter of 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES


==============================================================================================================================
                                                                JUNE 30,              December 31,                     June 30,
                                                                   1995                      1994                         1994
                                                      -----------------       -------------------        ---------------------
                                                              ESTIMATED                 Estimated                    Estimated
                                                                   FAIR                      fair                         fair
(in millions)                                           COST      VALUE         Cost        value           Cost         value
------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
   U.S. Treasury securities                           $1,372     $1,361       $1,772       $1,720        $ 2,684       $ 2,646
   Securities of U.S. government
     agencies and corporations (1)                     4,902      4,870        5,394        5,101          6,053         5,886
   Private collateralized mortgage obligations (2)     1,236      1,217        1,306        1,221          1,388         1,330
   Other                                                 152        154          147          143            136           134
                                                      ------     ------       ------       ------        -------       -------


       Total debt securities                          $7,662     $7,602       $8,619       $8,185        $10,261       $ 9,996
                                                      ======     ======       ======       ======        =======       =======
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
   U.S. Treasury securities                             $423     $  431       $  372       $  362        $   197       $   197
   Securities of U.S. government
     agencies and corporations (1)                     1,036      1,008        1,476        1,380          1,611         1,552
   Private collateralized mortgage obligations (2)       990        972        1,290        1,178          1,328         1,252
   Other                                                  25         34           24           38             24            37
                                                      ------     ------       ------       ------        -------       -------
       Total debt securities                           2,474      2,445        3,162        2,958          3,160         3,038
   Marketable equity securities                           16         28           16           31             16            29
                                                      ------     ------       ------       ------        -------       -------

       Total                                          $2,490     $2,473       $3,178       $2,989        $ 3,176       $ 3,067
                                                      ======     ======       ======       ======        =======       =======

====================================================================================================================================

(1)   All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2)   Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.


At June 30, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $60 million (estimated unrealized gross gains were $26 million), or 1% of the cost of the portfolio. At December 31, 1994, the held-to-maturity portfolio had an estimated unrealized net loss of $434 million (estimated unrealized gross gains were zero), or 5% of the cost of the portfolio. At June 30, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $265 million (which reflected estimated unrealized gross gains of $10 million), or 3% of the cost of the portfolio.

The available-for-sale portfolio includes both debt and marketable equity securities. At June 30, 1995, the available-for-sale securities portfolio had an unrealized net loss of $17 million, comprised of unrealized gross losses of $55 million and unrealized gross gains of $38 million. At
December 31, 1994, the available-for-sale securities portfolio had an unrealized net loss of $189 million, comprised of unrealized gross losses of $221 million and unrealized gross gains of $32 million. At June 30, 1994, the available-for-sale securities portfolio had an unrealized net loss of $109 million, comprised of unrealized gross losses of $143 million and unrealized gross gains of $34 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At June 30, 1995, the unrealized net after-tax loss amounted to $9 million, compared with unrealized net after-tax losses of $110 million and $63 million at December 31, 1994 and June 30, 1994, respectively.

The unrealized net loss in both the held-to-maturity and available-for-sale portfolios was predominantly due to investments in mortgage-backed securities. These unrealized net losses reflect current interest rates that are higher than those at the time the securities were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. For the held-to-maturity securities, the full amount of principal and interest is expected to be collected. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities), which may result in the recognition of losses.

During the first half of 1995, realized losses on the sale of investment securities totaled $15 million. These losses resulted from the sale of $397 million of securities of U.S. government agencies and corporations, $288 million of private collateralized mortgage obligations and $2 million of marketable equity securities from the available-for-sale portfolio for asset/liability purposes.

During the first half of 1994, realized gains and losses resulting from the sale of available-for-sale securities were $8 million and $1 million, respectively. Of the $8 million, $5 million resulted from the sale of corporate debt securities and $3 million resulted from the sale of marketable equity securities. The $1 million realized gross loss resulted from a write-down due to other-than-temporary impairment in the fair value of certain debt securities.

Investment securities are expected to continue to decrease in the future as the cash received from their maturities is used to fund loan growth.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.


========================================================================================================

                                                                                           June 30, 1995
                                      ------------------------------------------------------------------
                                                                   Expected remaining principal maturity
                                      ------------------------------------------------------------------
                                                                   Weighted
                                                                    average
                                                                   expected
                                                   Weighted       remaining             One year or less
                                        Total       average        maturity         --------------------
(in millions)                          amount         yield    (in yrs.-mos.)       Amount         Yield
--------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities              $ 1,372          4.82%            1-1         $  798          4.59%
Securities of U.S. government
  agencies and corporations             4,902          6.16            2-10          1,284          5.76
Private collateralized mortgage
  obligations                           1,236          6.12             2-3            242          5.90
Other                                     152          6.79            1-11             39          5.61
                                      -------                                       ------

  Total cost                          $ 7,662          5.93%            2-5         $2,363          5.38%
                                      =======          ====                         ======          ====

Estimated fair value                  $ 7,602                                       $2,350
                                      =======                                       ======

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                 $423          6.68%            2-5         $   --            --%
Securities of U.S. government
  agencies and corporations             1,036          5.43             2-6             26          5.20
Private collateralized mortgage
  obligations                             990          6.44             4-1             68          6.10
Other                                      25         22.40             5-5             --            --
                                      -------                                       ------

  Total cost                          $ 2,474          6.22%            3-2         $   94          5.85%
                                      =======         =====                         ======          ====

Estimated fair value                  $ 2,445                                       $   92
                                      =======                                       ======

TOTAL COST OF DEBT SECURITIES         $10,136          6.00%            2-7         $2,457          5.39%
                                      =======         =====            ====         ======          ====


                                             After one year              After five years
                                         through five years             through ten years               After ten years
                                       --------------------          --------------------          --------------------
(in millions)                          Amount         Yield          Amount         Yield          Amount         Yield
-----------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities               $  574          5.14%         $   --            --%           $ --            --%
Securities of U.S. government
  agencies and corporations             2,754          6.03             724          7.14             140          7.43
Private collateralized mortgage
  obligations                             960          6.17              34          6.20              --            --
Other                                     111          7.22              --            --               2          6.37
                                                                     ------                          ----

  Total cost                           $4,399          5.97%         $  758          7.10%           $142          7.42%
                                       ======          ====          ======         =====            ====         =====

Estimated fair value                   $4,356                        $  755                          $141
                                       ======                        ======                          ====
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities               $  423          6.68%         $   --            --%           $ --            --%
Securities of U.S. government
  agencies and corporations               998          5.43              12          5.84              --            --
Private collateralized mortgage
  obligations                             642          6.25             270          6.41              10         21.59
Other                                      --            --              25         22.40              --            --
                                       ------                        ------                          ----

  Total cost                           $2,063          5.94%         $  307          7.69%           $ 10         21.59%
                                       ======          ====          ======          ====            ====         =====

Estimated fair value                   $2,032                        $  310                          $ 11
                                       ======                        ======                          ====

TOTAL COST OF DEBT SECURITIES          $6,462          5.96%         $1,065          7.27%           $152          8.35%
                                       ======          ====          ======         =====            ====         =====
=======================================================================================================================


(1)  The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 7 months at June 30, 1995, compared with 2 years and 10 months at March 31, 1995 and December 31, 1994. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

LOAN PORTFOLIO


===================================================================================================================
                                                                                                           % Change
                                                                                                 June 30, 1995 from
                                                                                               --------------------
                                                   JUNE 30,        Dec. 31,        June 30,    Dec. 31,     June 30,
(in millions)                                         1995            1994            1994        1994         1994
-------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                  $ 8,872         $ 8,162         $ 7,184           9 %         23 %
Real estate 1-4 family first mortgage (3)            5,051           9,050           8,681         (44)         (42)
Other real estate mortgage (4)                       7,973           8,079           7,965          (1)          --
Real estate construction                             1,110           1,013             985          10           13
Consumer:
  Real estate 1-4 family junior lien mortgage        3,373           3,332           3,355           1            1
  Credit card                                        3,628           3,125           2,706          16           34
  Other revolving credit and monthly payment         2,409           2,229           1,998           8           21
                                                   -------         -------         -------
    Total consumer                                   9,410           8,686           8,059           8           17
Lease financing                                      1,451           1,330           1,267           9           15
Foreign                                                 29              27              31           7           (6)
                                                   -------         -------         -------
     Total loans (net of unearned income,
       including net deferred loan fees,
       of $407, $361 and $337)                     $33,896         $36,347         $34,172          (7)%         (1)%
                                                   =======         =======         =======        =====        =====
====================================================================================================================

(1) Includes loans to real estate developers of $467 million, $525 million and $415 million at June 30, 1995,
    December 31, 1994 and June 30, 1994, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $838 million, $822 million and $673 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively.
(3) Excludes mortgage loans held for sale at June 30, 1995 of $1,336 million, net of an estimated $50 million write-down to the lower of cost or estimated market.
(4) Includes agricultural loans that are secured by real estate of $258 million, $256 million and $236 million at
    June 30, 1995, December 31, 1994 and June 30, 1994, respectively.



The commercial loan portfolio grew by $710 million in the first six months of 1995. This increase predominantly reflects growth in middle market and small business loans resulting from ongoing marketing efforts. This growth is expected to continue for the remainder of 1995.

The increase in the credit card loan portfolio during the first half of 1995 was due to new accounts resulting from nationwide direct mail campaigns as well as increased loan balances from the Company's existing cardholders.

In addition to originating new commercial real estate loans, the Company has also purchased loans at a discount from other financial institutions totaling $41 million, including $14 million that was classified as nonaccrual on the date of purchase, in the first six months of 1995. The Company expects to collect the full purchase price of these loans.

The table below presents comparative period-end commercial real estate loans.


==========================================================================================================
                                                                                                  % Change
                                                                                        June 30, 1995 from
                                                                                      --------------------
                                           JUNE 30,       Dec. 31,       June 30,     Dec. 31,     June 30,
(in millions)                                 1995           1994           1994         1994         1994
----------------------------------------------------------------------------------------------------------
Commercial loans to
 real estate developers (1)                 $  467         $  525         $  415          (11)%         13 %
Other real estate mortgage                   7,973          8,079          7,965           (1)          --
Real estate construction                     1,110          1,013            985           10           13
                                            ------         ------         ------
  Total                                     $9,550         $9,617         $9,365           (1)%          2 %
                                            ======         ======         ======          ===          ===

Nonaccrual loans                            $  458         $  416         $  523           10 %        (12)%
                                            ======         ======         ======          ===          ===

Nonaccrual loans as a % of total               4.8 %          4.3 %          5.6 %
                                            ======         ======         ======

==========================================================================================================

(1) Included in commercial loans.



NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS
=============================================================================================================

                                                 JUNE 30,     Mar. 31,     Dec. 31,     Sept. 30,     June 30,
(in millions)                                       1995         1995         1994          1994         1994
-------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (1)(2)                                 $121         $ 79         $ 88          $109       $  121
  Real estate 1-4 family first mortgage               64           71           81            76           88
  Other real estate mortgage (3)                     373          324          328           334          410
  Real estate construction                            58           77           58           101           72
  Consumer:
    Real estate 1-4 family junior lien mortgage       12           12           11            14           19
    Other revolving credit and monthly payment         3            3            1             3            2
                                                    ----         ----         ----          ----       ------
      Total nonaccrual loans (4)                     631          566          567           637          712
Restructured loans                                    13           15           15             4            5
                                                    ----         ----         ----          ----       ------
Nonaccrual and restructured loans                    644          581          582           641          717
As a percentage of total loans (5)                   1.9%         1.8%         1.6%          1.8%         2.1%

Foreclosed assets (6)                                224          273          272           306          344
Real estate investments (7)                           14           17           17            12           11
                                                    ----         ----         ----          ----       ------
Total nonaccrual and restructured loans
  and other assets                                  $882         $871         $871          $959       $1,072
                                                    ====         ====         ====          ====       ======
=============================================================================================================

(1) Includes loans to real estate developers of $27 million, $28 million, $30 million, $38 million and $41 million at June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994 and June 30, 1994,
    respectively.
(2) Includes agricultural loans of $2 million or less for all periods presented.
(3) Includes agricultural loans secured by real estate of $1 million or less for all periods presented.
(4) Of the total nonaccrual loans at June 30, 1995 and March 31, 1995. $516 million and $442 million, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a
    Loan). There were no other impaired loans at those dates.
(5) Total loans exclude mortgage loans held for sale at June 30, 1995 and March 31, 1995.
(6) Includes agricultural properties of approximately $25 million for all periods presented.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans.  Real estate investments totaled $75 million, $64 million, $54 million, $26 million and $28 million at June 30, 1995,
    March 31, 1995, December 31, 1994, September 30, 1994 and June 30, 1994, respectively.


As indicated in earlier periods, the overall credit quality of the loan portfolio has improved since 1992, however, the total nonaccrual balance could fluctuate from quarter to quarter. The $65 million, or 11%, increase in the total nonaccrual balance at June 30, 1995 from March 31, 1995 was largely due to an increase of $48 million in new commercial loans placed on nonaccrual in the second quarter of 1995 compared with the first quarter. The Company anticipates normal influxes of nonaccrual loans as it further increases its lending activity as well as resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions that may be classified as nonaccrual based on its policies.

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.


=====================================================================================================================

                                           JUNE 30,        Mar. 31,        Dec. 31,        Sept. 30,        June 30,
(in millions)                                 1995            1995            1994             1994            1994
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                 $566            $567            $637             $712            $895
New loans placed on nonaccrual                 173             127              71               93             124
Loans purchased                                  1              13              25               --               9
Charge-offs                                    (18)            (28)            (25)             (38)            (27)
Payments                                       (49)            (55)            (61)             (71)            (91)
Transfers to foreclosed assets                 (19)            (36)            (18)             (14)            (27)
Loans returned to accrual                      (23)            (24)            (62)             (45)           (172)
Other additions                                 --               2              --               --               1
                                              ----            ----            ----             ----            ----
BALANCE, END OF QUARTER                       $631            $566            $567             $637            $712
                                              ====            ====            ====             ====            ====

=====================================================================================================================


The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended June 30, 1995 and March 31, 1995.


=====================================================================================================================
                                                   Real estate
                                                    1-4 family   Other real
                                                         first       estate      Real estate
(in millions)                          Commercial     mortgage     mortgage     construction     Consumer     Total
-------------------------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 1995
BALANCE, BEGINNING OF QUARTER                $ 79         $ 71         $324             $ 77          $15      $566
New loans placed on nonaccrual (1) (2)         61           24           83                1            4       173
Loans purchased                                --           --            1               --           --         1
Charge-offs                                    (6)          --          (11)              (1)          --       (18)
Payments:
  Principal                                    (8)          (4)          (8)             (17)          (2)      (39)
  Interest applied to principal                (2)          --           (6)              (2)          --       (10)
Transfers to foreclosed assets                 --          (15)          (3)              --           (1)      (19)
Loans returned to accrual                      (3)         (12)          (7)              --           (1)      (23)
                                             ----         ----         ----             ----          ---      ----
BALANCE, END OF QUARTER                      $121         $ 64         $373             $ 58          $15      $631
                                             ====         ====         ====             ====          ===      ====

QUARTER ENDED MARCH 31, 1995
Balance, beginning of quarter                $ 88         $ 81         $328             $ 58          $12      $567
New loans placed on nonaccrual  (2)            13           27           60               24            3       127
Loans purchased                                --           --           13               --           --        13
Charge-offs                                    (3)          (1)         (22)              (2)          --       (28)
Payments:
  Principal                                   (16)          (8)         (18)              (1)          (1)      (44)
  Interest applied to principal                (3)          --           (7)              (1)          --       (11)
Transfers to foreclosed assets                 --          (11)         (24)              --           (1)      (36)
Loans returned to accrual                      --          (17)          (6)              --           (1)      (24)
Other additions (deductions)                   --           --           --               (1)           3         2
                                             ----         ----         ----             ----          ---      ----
Balance, end of quarter                      $ 79         $ 71         $324             $ 77          $15      $566
                                             ====         ====         ====             ====          ===      ====

=====================================================================================================================

(1) No commercial loan placed on nonaccrual status during the second quarter of 1995 exceeded $26 million.  Most of these loans are located in Central and Southern California.
(2) No other real estate mortgage loan placed on nonaccrual status in the first and second quarters of 1995 exceeded
    $15 million.  The majority of these loans are located in Southern California.


The table below summarizes the quarterly trend of the changes in foreclosed assets.


=======================================================================================================

                                          JUNE 30,     Mar. 31,     Dec. 31,      Sept. 30,     June 30,
(in millions)                                1995         1995         1994           1994         1994
-------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                $273         $272         $306           $344         $354
Additions                                      19           42           19             30           63
Sales                                         (62)         (29)         (37)           (64)         (63)
Charge-offs                                    (2)          (2)         (11)            (1)          (3)
Write-downs                                    (1)          (3)          (2)            (2)          (3)
Other deductions                               (3)          (7)          (3)            (1)          (4)
                                             ----         ----         ----           ----         ----
BALANCE, END OF QUARTER                      $224         $273         $272           $306         $344
                                             ====         ====         ====           ====         ====

=======================================================================================================



Approximately 56% of the foreclosed assets at June 30, 1995 have been in the Company's portfolio less than two years.

Nonaccrual Loans by Performance Category
----------------------------------------

At June 30, 1995, an estimated $299 million, or 47%, of nonaccrual loans were either current or less than 90 days past due, compared with an estimated
$262 million, or 46%, at March 31, 1995.

For all loans on nonaccrual during the second and first quarters of 1995 (including loans no longer on nonaccrual at June 30, 1995 and March 31, 1995), cash interest payments of $16 million and $14 million, respectively, were received while the loans were on nonaccrual status. Of the $16 million received in the second quarter of 1995, $6 million was recognized as interest income and $10 million was applied to principal. Of the $14 million received in the fourth quarter of 1994, $5 million was recognized as interest income and $9 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $592 million and $554 million for the quarters ended June 30, 1995 and March 31, 1995, respectively.

The table on the following page presents the estimated amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of the second and first quarters of 1995. There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal. The ratio of book to contractual principal balance was 68% at June 30, 1995, compared with 69% at March 31, 1995.



====================================================================================================
                                                                       Cumulative
                                                                             cash
                                    Book                                 interest        Contractual
                               principal            Cumulative         applied to          principal
(in millions)                    balance         charge-offs(5)       principal(5)           balance
----------------------------------------------------------------------------------------------------

                                                                                       JUNE 30, 1995
                               =====================================================================
Contractually past due (1):

 Payments not made (2):
   90 days or more past due         $117                $  3                $ --                $120
   Less than 90 days past due          1                  --                  --                   1
                                    ----                ----                ----                ----
                                     118                   3                  --                 121
                                    ----                ----                ----                ----
 Payments made (3):
   90 days or more past due          215                  62                  33                 310
   Less than 90 days past due         83                  58                  22                 163
                                    ----                ----                ----                ----
                                     298                 120                  55                 473
                                    ----                ----                ----                ----

     Total past due                  416                 123                  55                 594

Contractually current (4)            215                  67                  51                 333
                                    ----                ----                ----                ----

Total nonaccrual loans              $631                $190                $106                $927
                                    ====                ====                ====                ====
----------------------------------------------------------------------------------------------------

                                                                                      March 31, 1995
                               ---------------------------------------------------------------------
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
                                    ====                ====                ====                ====

====================================================================================================

(1) Past due is defined as a borrower whose loan principal or interest payment is 30 days or more past due.
(2) Borrower has made no payments since being placed on nonaccrual.
(3) Borrower has made some payments since being placed on nonaccrual.  Approximately $259 million and $194 million of these loans had some payments made on them during the second and first quarters of 1995, respectively.
(4) Current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan or is less than 30 days past due.  All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(5) Cumulative amounts recorded since inception of the loan.


LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period. Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 150 days of becoming past due.



====================================================================================================================

                                                JUNE 30,       Mar. 31,       Dec. 31,      Sept. 30,       June 30,
(in millions)                                      1995           1995           1994           1994           1994
-------------------------------------------------------------------------------------------------------------------
Commercial                                         $  1           $  9           $  6           $  7           $  7
Real estate 1-4 family first mortgage                 8             14             18             19             25
Other real estate mortgage                           66             58             47             45             53
Real estate construction                             --              1             --              1              4
Consumer:
   Real estate 1-4 family junior lien mortgage        5              4              4              5              7
   Credit card                                       54             46             42             31             33
   Other revolving credit and monthly payment         1             --              1              5              2
                                                   ----           ----           ----           ----           ----
      Total consumer                                 60             50             47             41             42
                                                   ----           ----           ----           ----           ----

   Total                                           $135           $132           $118           $113           $131
                                                   ====           ====           ====           ====           ====

===================================================================================================================


ALLOWANCE FOR LOAN LOSSES


=======================================================================================================================

                                                                       Quarter ended                   Six months ended
                                                ------------------------------------  ---------------------------------
                                                  JUNE 30,    March 31,      June 30,            JUNE 30,       June 30,
(in millions)                                        1995         1995          1994                1995           1994
-----------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $2,017       $2,082        $2,121              $2,082         $2,122

Provision for loan losses                              --           --            60                  --            120

Loan charge-offs:
  Commercial (1)                                      (10)          (7)           (5)                (17)           (30)
  Real estate 1-4 family first mortgage                (3)          (3)           (6)                 (6)           (11)
  Other real estate mortgage                          (12)         (22)          (22)                (34)           (35)
  Real estate construction                             (1)          (2)           (1)                 (4)            (5)
  Consumer:
    Real estate 1-4 family junior lien mortgage        (4)          (3)           (7)                 (7)           (15)
    Credit card                                       (46)         (38)          (35)                (83)           (75)
    Other revolving credit and monthly payment        (13)         (10)          (10)                (23)           (18)
                                                   ------       ------        ------              ------         ------
       Total consumer                                 (63)         (51)          (52)               (113)          (108)
    Lease financing                                    (3)          (4)           (4)                 (7)            (8)
                                                   ------       ------        ------              ------         ------
         Total loan charge-offs                       (92)         (89)          (90)               (181)          (197)
                                                   ------       ------        ------              ------         ------

Loan recoveries:
  Commercial (2)                                        6            9            12                  14             20
  Real estate 1-4 family first mortgage                 1            1             1                   2              4
  Other real estate mortgage                            7            6             2                  13             12
  Real estate construction                             --           --             2                   1              7
  Consumer:
    Real estate 1-4 family junior lien mortgage         1            1             1                   2              2
    Credit card                                         3            3             7                   6             12
    Other revolving credit and monthly payment          3            2             2                   5              5
                                                   ------       ------        ------              ------         ------
       Total consumer                                   7            6            10                  13             19
   Lease financing                                      1            2             2                   3             13
                                                   ------       ------        ------              ------         ------
            Total loan recoveries                      22           24            29                  46             75
                                                   ------       ------        ------              ------         ------
             Total net loan charge-offs               (70)         (65)          (61)               (135)          (122)
                                                   ------       ------        ------              ------         ------

BALANCE, END OF QUARTER                            $1,947       $2,017        $2,120              $1,947         $2,120
                                                   ======       ======        ======              ======         ======

Total net loan charge-offs as a percentage
  of average loans (annualized)                       .84%         .72%          .73%                .78%           .74%
                                                   ======       ======        ======              ======         ======

Allowance as a percentage of total loans (3)         5.74%        6.16%         6.20%               5.74%          6.20%
                                                   ======       ======        ======              ======         ======
=======================================================================================================================

(1) There were no charge-offs of commercial loans to real estate developers for any of the periods presented, except for $10 million in the six months ended June 30, 1994.
(2) There were no recoveries from commercial loans to real estate developers for any of the periods presented, except for $1 million in the quarter and six months ended June 30, 1995.
(3) Total loans exclude mortgage loans held for sale at June 30, 1995 and March 31, 1995.


The table below presents net charge-offs by loan category.


=================================================================================================================================

                                                                                                                   Quarter ended
                                                 -------------------------------------------------------------------------------
                                                       JUNE 30, 1995                March 31, 1995                 June 30, 1994
                                                 -------------------           -------------------         ---------------------
                                                                % OF                          % of                          % of
                                                             AVERAGE                       average                       average
(in millions)                                    AMOUNT      LOANS(1)          Amount      loans(1)        Amount        loans(1)
--------------------------------------------------------------------------------------------------------------------------------
Commercial                                         $  4          .22 %         $ (2)          (.12)%         $ (7)          (.41) %
Real estate 1-4 family first mortgage                 2          .14              2            .10              5            .24
Other real estate mortgage                            5          .24             16            .82             20           1.00
Real estate construction                              1          .33              2            .90             (1)          (.57)
Consumer:
  Real estate 1-4 family junior lien mortgage         3          .42              2            .26              6            .71
  Credit card                                        43         4.95             35           4.52             28           4.49
  Other revolving credit and monthly payment         10         1.65              8           1.40              8           1.39
                                                   ----                        ----                          ----
    Total consumer                                   56         2.44             45           2.08             42           2.11
Lease financing                                       2          .60              2            .43              2            .68
                                                   ----                        ----                          ----

  Total net loan charge-offs                       $ 70          .84 %         $ 65            .72 %         $ 61            .73 %
                                                   ====         ====           ====           ====           ====           ====
=================================================================================================================================

(1) Calculated on an annualized basis.


Net charge-offs in the second half of 1995 are expected to increase modestly over the first half levels, reflecting growth in the loan portfolio.

The largest category of net charge-offs in the first two quarters of 1995 was credit card loans, comprising more than 50% of total net charge-offs in each period. The total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans is expected to continue to increase in 1995, reflecting a 34% increase in the portfolio since the second quarter of 1994.

The Company considers the allowance for loan losses of $1,947 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at June 30, 1995. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. There was no provision for loan losses in the first half of 1995, compared with $120 million in the same period a year ago. Assuming the economic recovery in California continues and there is no material adverse change in the Company's credit quality, there is likely to be no provision for the remainder of 1995.

OTHER ASSETS

==============================================================================
                                          JUNE 30,     December 31,    June 30,
(in millions)                                1995             1994        1994
------------------------------------------------------------------------------
Net deferred tax asset (1)                 $  972           $  998      $  942
Nonmarketable equity investments              412              407         399
Certain identifiable intangible assets        431              388         361
Foreclosed assets                             224              272         344
Other                                         616              495         423
                                           ------           ------      ------

     Total other assets                    $2,655           $2,560      $2,469
                                           ======           ======      ======
==============================================================================

(1) Net of a valuation allowance of $2 million for all periods presented.


The Company estimates that approximately $829 million of the $972 million net deferred tax asset at June 30, 1995 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $143 million relates to approximately
$1.9 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately
$1.1 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Certain identifiable intangible assets include purchased mortgage servicing rights of $169 million, $96 million and $38 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $26 million, $18 million and $19 million for the quarters ended June 30, 1995, December 31, 1994 and June 30, 1994, respectively.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In May 1995, the FASB issued FAS 122, Accounting for Mortgage Servicing Rights. This Statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale, rights to service those loans be recognized as separate assets, similar to purchased mortgage servicing rights. This Statement also requires that mortgage servicing rights be assessed for impairment based on the fair value of those rights.

These Statements are effective January 1, 1996; earlier implementation is encouraged. The Company has not yet determined when it will implement these Statements; however, it is expected that, upon adoption, the Statements will not have a material effect on its financial statements.

DEPOSITS

==============================================================================

                                          JUNE 30,    December 31,     June 30,
(in millions)                                1995            1994         1994
------------------------------------------------------------------------------
Noninterest-bearing                       $ 9,600         $10,145      $ 9,475
Interest-bearing checking                   4,108           4,518        4,498
Market rate and other savings              15,083          16,713       19,240
Savings certificates                        8,235           7,132        7,036
                                          -------         -------      -------
  Core deposits                            37,026          38,508       40,249
Other time deposits                           244             284          300
Deposits in foreign offices (1)             1,514           3,540          656
                                          -------         -------      -------
      Total deposits                      $38,784         $42,332      $41,205
                                          =======         =======      =======

===============================================================================

(1) Short-term (under 90 days) interest-bearing deposits used to fund short-term borrowing needs.


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

The decrease in the Company's RBC and leverage ratios at June 30, 1995 compared with December 31, 1994 resulted primarily from the repurchases of 2.1 million shares of common stock in the first quarter of 1995 and 1.2 million shares of common stock in the second quarter of 1995.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At June 30, 1995, the Bank had a Tier 1 RBC ratio of 9.41%, a combined Tier 1 and
Tier 2 ratio of 12.45% and a leverage ratio of 7.29%.

The table below presents the Company's risk-based capital and leverage ratios.


=========================================================================================================
                                                          JUNE 30,          December 31,          June 30,
(in billions)                                                1995                  1994              1994
---------------------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                              $  3.4                $  3.4            $  3.6
  Preferred stock                                              .5                    .5                .5
  Less goodwill and other deductions (1)                      (.5)                  (.3)              (.4)
                                                           ------                ------            ------
    Total Tier 1 capital                                      3.4                   3.6               3.7
                                                           ------                ------            ------
Tier 2:
  Mandatory convertible debt                                   .1                    .1                .1
  Subordinated debt and unsecured senior debt                 1.0                   1.0               1.1
  Allowance for loan losses allowable in Tier 2                .5                    .5                .5
                                                           ------                ------            ------
    Total Tier 2 capital                                      1.6                   1.6               1.7
                                                           ------                ------            ------

      Total risk-based capital                             $  5.0                $  5.2            $  5.4
                                                           ======                ======            ======

Risk-weighted balance sheet assets                         $ 38.2                $ 38.3            $ 36.6
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                       2.4                   1.9               1.6
  Standby letters of credit                                    .6                    .6                .6
  Other                                                        .4                    .3                .1
                                                           ------                ------            ------
    Total risk-weighted off-balance sheet items               3.4                   2.8               2.3
                                                           ------                ------            ------
Goodwill and other deductions (1)                             (.5)                  (.3)              (.4)
Allowance for loan losses not included in Tier 2             (1.4)                 (1.6)             (1.6)
                                                           ------                ------            ------


      Total risk-weighted assets                           $ 39.7                $ 39.2            $ 36.9
                                                           ======                ======            ======

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                    8.60%                 9.09%            10.06%
  Total capital (8% minimum requirement)                    12.48                 13.16             14.56

Leverage ratio (3% minimum requirement) (2)                  6.69%                 6.89%             7.20%
=========================================================================================================

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a net negative impact on the net interest margin from an increasing rate environment. At June 30, 1995, the under-one-year cumulative gap was a $293 million (.6% of total assets) net liability position, compared with net liability positions of $762 million (1.5% of total assets) at March 31, 1995 and $520 million (1.0% of total assets) at December 31, 1994. The decrease in the net liability position at June 30, 1995 compared with March 31, 1995 was largely due to an increase in total loans and a decrease in federal funds purchased and securities sold under repurchase agreements, significantly offset by an increase in savings certificates.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $8.9 billion, $10.0 billion and $10.1 billion at June 30, 1995, March 31, 1995 and December 31, 1994, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps and interest rate swap agreements. The contract or notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and therefore are not a measure of exposure through the use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The contract or notional amounts do not represent exposure to liquidity risk. The contracts are used primarily to hedge mismatches in interest rate maturities and, therefore, serve to reduce rather than increase the Company's exposure to movements in interest rates. The Company is not a dealer in these instruments and does not use them speculatively. The Company also offers contracts to its customers, but hedges such contracts by purchasing other financial contracts or uses the contracts for asset/liability management.

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

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at June 30, 1995 and December 31, 1994.


==============================================================================================================================
                                                                JUNE 30, 1995                                December 31, 1994
                                    -----------------------------------------      -------------------------------------------
                                     NOTIONAL OR        CREDIT      ESTIMATED       Notional or        Credit        Estimated
                                     CONTRACTUAL          RISK           FAIR       contractual          risk             fair
(in millions)                             AMOUNT     AMOUNT (3)         VALUE            amount     amount (3)           value
------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts                    $ 5,695       $    --        $    --           $ 5,009       $    --          $    --
    Forward contracts                        418            --             --                 8            --               --
    Floors purchased (1)                  16,050           192            192            14,355            25               25
    Caps purchased (1)                       236             4              4               244             6                6
    Futures options purchased                454             1              1                --            --               --
    Swap contracts (1)                     5,156            99             74             3,103             3              (65)

  Foreign exchange contracts:
    Cross currency swaps (1)                 118            98             98               118            76               76
    Forward contracts (1)                     25            --             --                25            --               --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                         28            --             --                --            --               --
    Floors written                             6            --             --                --            --               --
    Caps written                           1,065            --            (14)            1,039            --              (15)
    Floors purchased (1)                       6            --             --                --            --               --
    Caps purchased (1)                     1,095            14             14             1,016            15               15
    Swap contracts (1)                       176            --             --               176             1               --

  Foreign exchange contracts (2):
    Forward and spot contracts (1)           757             9              1               590             7               --
    Option contracts purchased               229             7              7               319            --               --
    Option contracts written                 226            --             (7)              318            --               --

==============================================================================================================================

(1) The Company anticipates performance by substantially all of the counterparties for these financial instruments.
(2) The Company has immaterial trading positions in certain of these contracts.
(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.


LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, dividends from subsidiaries and lines of credit. The Company filed a shelf registration, effective August 8, 1995, with the Securities and Exchange Commission that allows for the issuance of up to $2.3 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes.
No securities have been issued under this shelf registration.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

               11    Computation of Earnings Per Common Share

               27    Financial Data Schedule

               99(a) Computation of Ratios of Earnings to Fixed Charges -- the
                     ratios of earnings to fixed charges, including interest on deposits, were 2.05 and 2.26 for the quarters ended June 30, 1995 and 1994, respectively, and 2.02 and 2.30 for the six months ended 1995 and 1994, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.05 and 5.54 for the quarters ended June 30, 1995 and 1994, respectively, and 3.91 and 5.78 for the six months ended June 30, 1995 and 1994, respectively.

                 (b) Computation of Ratios of Earnings to Fixed Charges and
                     Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.96 and 2.12 for the quarters ended June 30, 1995 and 1994, respectively, and 1.93 and 2.15 for the six months ended June 30, 1995 and 1994, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits were 3.57 and
                     4.45 for the quarters ended June 30, 1995 and 1994, respectively, and 3.46 and 4.55 for the six months ended June 30, 1995 and 1994, respectively.

          (b) The Company filed the following reports on Form 8-K during the second quarter of 1995 and through the date hereof:

               (1) April 18, 1995, under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended March 31, 1995, the share repurchase program and the quarterly common stock dividend

               (2) June 22, 1995, under Item 5, containing the Press Release announcing a signed definitive agreement in which the Company and Nikko Securities Co., Ltd. will sell their joint venture interest in Wells Fargo Nikko Investment Advisors to Barclays PLC of the U.K.

               (3) July 18, 1995, under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1995

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 1995.

                                     WELLS FARGO & COMPANY

                                     By: /S/ FRANK A. MOESLEIN
                                         ------------------------------------
                                         Frank A. Moeslein
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)