Form 10-Q
period 1995-09-30
WELLS FARGO & CO
filed 1995-11-14
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission file number 1-6214
     September 30, 1995

                           ---------------------------

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


                        Yes   X                No
                             ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
                                                               October 31, 1995
                                                              ------------------
          Common stock, $5 par value                              46,966,721

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

          Consolidated Statement of Income . . . . . . . . . . . . . . . .   2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . .   3
          Consolidated Statement of Changes in Stockholders' Equity. . . .   4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . . .   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Summary Financial Data . . . . . . . . . . . . . . . . . . . . .   6
          Overview   . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Proposed Merger with First Interstate Bancorp. . . . . . . . . .   8
          Line of Business Results . . . . . . . . . . . . . . . . . . . .  10
          Earnings Performance . . . . . . . . . . . . . . . . . . . . . .  14
               Net Interest Income . . . . . . . . . . . . . . . . . . . .  14
               Noninterest Income. . . . . . . . . . . . . . . . . . . . .  18
               Noninterest Expense . . . . . . . . . . . . . . . . . . . .  20
               Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .  21
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . .  22
               Investment Securities . . . . . . . . . . . . . . . . . . .  22
               Loan Portfolio. . . . . . . . . . . . . . . . . . . . . . .  25
                    Commercial real estate . . . . . . . . . . . . . . . .  25
               Nonaccrual and Restructured Loans and Other Assets. . . . .  26
                    Quarterly trend of changes in nonaccrual loans . . . .  27
                    Changes in nonaccrual loans by loan category . . . . .  27
                    Quarterly trend of changes in foreclosed assets. . . .  28
                    Nonaccrual loans by performance category . . . . . . .  28
                    Loans 90 days past due and still accruing. . . . . . .  30
               Allowance for Loan Losses . . . . . . . . . . . . . . . . .  31
               Other Assets. . . . . . . . . . . . . . . . . . . . . . . .  33
               Deposits. . . . . . . . . . . . . . . . . . . . . . . . . .  34
               Capital Adequacy/Ratios . . . . . . . . . . . . . . . . . .  34
               Asset/Liability Management. . . . . . . . . . . . . . . . .  36
               Derivative Financial Instruments. . . . . . . . . . . . . .  37

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  39

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40


==============================================================================

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

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

=============================================================================================
                                                               Quarter            Nine months
                                                    ended September 30,    ended September 30,
                                                    ------------------     ------------------
(in millions)                                           1995      1994         1995      1994
---------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
     purchased under resale agreements                $    1     $   1       $    3    $    6
Investment securities                                    143       185          460       567
Mortgage loans held for sale                              19        --           73        --
Loans                                                    855       768        2,536     2,206
Other                                                      1        --            2         2
                                                      ------     -----       ------    ------
          Total interest income                        1,019       954        3,074     2,781
                                                      ------     -----       ------    ------
INTEREST EXPENSE
Deposits                                                 254       218          750       624
Federal funds purchased and securities sold under
     repurchase agreements                                46        28          160        54
Commercial paper and other short-term borrowings           6         2           25         5
Senior and subordinated debt                              50        49          152       144
                                                      ------     -----       ------    ------
          Total interest expense                         356       297        1,087       827
                                                      ------     -----       ------    ------
NET INTEREST INCOME                                      663       657        1,987     1,954
Provision for loan losses                                 --        50           --       170
                                                      ------     -----       ------    ------
Net interest income after provision for loan losses      663       607        1,987     1,784
                                                      ------     -----       ------    ------
NONINTEREST INCOME
Service charges on deposit accounts                      121       119          357       355
Fees and commissions                                     112       104          316       281
Trust and investment services income                      63        52          176       152
Investment securities gains (losses)                      --         1          (15)        8
Other                                                     43        31           56       110
                                                      ------     -----       ------    ------
          Total noninterest income                       339       307          890       906
                                                      ------     -----       ------    ------
NONINTEREST EXPENSE
Salaries                                                 176       172          526       500
Incentive compensation                                    33        44           92       106
Employee benefits                                         46        50          147       153
Net occupancy                                             54        53          159       161
Equipment                                                 47        40          139       120
Federal deposit insurance                                 --        25           47        76
Other                                                    186       147          528       464
                                                      ------     -----       ------    ------
          Total noninterest expense                      542       531        1,638     1,580
                                                      ------     -----       ------    ------
INCOME BEFORE INCOME TAX EXPENSE                         460       383        1,239     1,110
Income tax expense                                       199       166          513       485
                                                      ------     -----       ------    ------

NET INCOME                                            $  261     $ 217       $  726    $  625
                                                      ======     =====       ======    ======
NET INCOME APPLICABLE TO COMMON STOCK                 $  251     $ 207       $  695    $  592
                                                      ======     =====       ======    ======
PER COMMON SHARE
Net income                                            $ 5.23     $3.86       $14.14    $10.83
                                                      ======     =====       ======    ======
           Dividends declared                         $ 1.15     $1.00       $ 3.45    $ 3.00
                                                      ======     =====       ======    ======
Average common shares outstanding                       47.9      53.6         49.2      54.7
                                                      ======     =====       ======    ======
=============================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

================================================================================================
                                                      SEPTEMBER 30,   December 31,  September 30,
(in millions)                                                 1995           1994           1994
------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $  3,183       $  2,974       $  2,828
Federal funds sold and securities
     purchased under resale agreements                          52            260             36
Investment securities:
     At cost (estimated fair value
          $6,903, $8,185 and $8,821)                         6,960          8,619          9,120
     At fair value                                           2,476          2,989          3,140
                                                          --------       --------       --------
          Total investment securities                        9,436         11,608         12,260
Mortgage loans held for sale                                   510             --             --

Loans                                                       34,298         36,347         34,951
Allowance for loan losses                                    1,872          2,082          2,110
                                                          --------       --------       --------
          Net loans                                         32,426         34,265         32,841
                                                          --------       --------       --------

Due from customers on acceptances                               83             77             81
Accrued interest receivable                                    321            328            313
Premises and equipment, net                                    873            886            883
Goodwill                                                       391            416            450
Other assets                                                 2,659          2,560          2,472
                                                          --------       --------       --------

          Total assets                                    $ 49,934       $ 53,374       $ 52,164
                                                          ========       ========       ========
LIABILITIES
Noninterest-bearing deposits                              $  9,627       $ 10,145       $  9,447
Interest-bearing deposits                                   29,321         32,187         30,553
                                                          --------       --------       --------
          Total deposits                                    38,948         42,332         40,000
Federal funds purchased and securities
     sold under repurchase agreements                        2,554          3,022          3,729
Commercial paper and other short-term borrowings               417            189            186
Acceptances outstanding                                         83             77             81
Accrued interest payable                                       113             60             93
Other liabilities                                              925            930            861
Senior debt                                                  1,544          1,393          1,732
Subordinated debt                                            1,476          1,460          1,460
                                                          --------       --------       --------

          Total liabilities                                 46,060         49,463         48,142
                                                          --------       --------       --------
STOCKHOLDERS' EQUITY
Preferred stock                                                489            489            489
Common stock - $5 par value,
     authorized 150,000,000 shares;
     issued and outstanding 47,465,721 shares,
     51,251,648 shares and 52,790,062 shares                   237            256            264
Additional paid-in capital                                   1,221            871          1,084
Retained earnings                                            1,932          2,409          2,256
Cumulative foreign currency translation adjustments             (4)            (4)            (4)
Investment securities valuation allowance                       (1)          (110)           (67)
                                                          --------       --------       --------

          Total stockholders' equity                         3,874          3,911          4,022
                                                          --------       --------       --------

          Total liabilities and stockholders' equity      $ 49,934       $ 53,374       $ 52,164
                                                          ========       ========       ========
=================================================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==============================================================================
                                                Nine months ended September 30,
                                                ------------------------------
(in millions)                                              1995           1994
------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                             $  489         $  639
Preferred stock redeemed                                     --           (150)
                                                         ------         ------
Balance, end of period                                      489            489
                                                         ------         ------

COMMON STOCK
Balance, beginning of period                                256            279
Common stock issued under employee benefit and
 dividend reinvestment plans                                  3              2
Common stock repurchased                                    (22)           (17)
                                                         ------         ------
Balance, end of period                                      237            264
                                                         ------         ------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                871            551
Common stock issued under employee benefit and
 dividend reinvestment plans                                 78             34
Common stock repurchased                                   (728)          (501)
Transfer from retained earnings                           1,000          1,000
                                                         ------         ------
Balance, end of period                                    1,221          1,084
                                                         ------         ------

RETAINED EARNINGS
Balance, beginning of period                              2,409          2,829
Net income                                                  726            625
Preferred stock dividends                                   (31)           (33)
Common stock dividends                                     (172)          (165)
Transfer to additional paid-in-capital                   (1,000)        (1,000)
                                                         ------         ------
Balance, end of period                                    1,932          2,256
                                                         ------         ------

CUMULATIVE FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                         (4)            (4)
                                                         ------         ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                               (110)            21
Change in unrealized net gain (loss),
 after applicable taxes                                     109            (88)
                                                         ------         ------
Balance, end of period                                       (1)           (67)
                                                         ------         ------

 Total stockholders' equity                              $3,874         $4,022
                                                         ======         ======
==============================================================================

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

=========================================================================================================
                                                                           Nine months ended September 30,
                                                                           ------------------------------
(in millions)                                                                1995                    1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $   726                $   625
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                   --                    170
    Depreciation and amortization                                              204                    183
    Deferred income tax benefit                                                 --                    (20)
    Decrease in net deferred loan fees                                         (10)                    (4)
    Net (increase) decrease in accrued interest receivable                       7                    (16)
    Write-down on mortgage loans held for sale                                  71                     --
    Net increase in accrued interest payable                                    53                     30
    Other, net                                                                (366)                   (66)
                                                                           -------                -------
Net cash provided by operating activities                                      685                    902
                                                                           -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities:
   At cost:
    Proceeds from prepayments and maturities                                 1,715                  3,207
    Purchases                                                                  (56)                (2,440)
   At fair value:
    Proceeds from sales                                                        670                     17
    Proceeds from prepayments and maturities                                    78                    593
    Purchases                                                                  (63)                  (723)
 Proceeds from sales of mortgage loans held for sale                         3,803                     --
 Net increase in loans resulting from originations and collections          (2,369)                (1,878)
 Proceeds from sales (including participations) of loans                       400                     98
 Purchases (including participations) of loans                                (215)                  (243)
 Proceeds from sales of foreclosed assets                                      147                    199
 Net decrease in federal funds sold and securities
   purchased under resale agreements                                           208                  1,632
 Other, net                                                                   (442)                  (265)
                                                                           -------                -------
Net cash provided by investing activities                                    3,876                    197
                                                                           -------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in deposits                                                   (3,384)                (1,644)
 Net increase (decrease) in short-term borrowings                             (240)                 2,648
 Proceeds from issuance of senior debt                                         980                     --
 Repayment of senior debt                                                     (801)                  (517)
 Repayment of subordinated debt                                                 --                   (526)
 Proceeds from issuance of common stock                                         81                     36
 Redemption of preferred stock                                                  --                   (150)
 Repurchase of common stock                                                   (750)                  (518)
 Payment of cash dividends on preferred stock                                  (41)                   (33)
 Payment of cash dividends on common stock                                    (172)                  (165)
 Other, net                                                                    (25)                   (46)
                                                                           -------                -------
Net cash used by financing activities                                       (4,352)                  (915)
                                                                           -------                -------
 NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                      209                    184
Cash and cash equivalents at beginning of period                             2,974                  2,644
                                                                           -------                -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,183                $ 2,828
                                                                           =======                =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                $ 1,034                $   797
                                                                           =======                =======
   Income taxes                                                            $   455                $   542
                                                                           =======                =======
 Noncash investing activities:
   Transfers from loans to foreclosed assets                               $    91                $   155
                                                                           =======                =======
   Transfers from loans to mortgage loans held for sale                    $ 4,440                $    --
                                                                           =======                =======
=========================================================================================================

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA
===================================================================================================================================
                                                                                       % Change
                                                         Quarter ended      Sept. 30, 1995 from         Nine months ended
                                     ---------------------------------    ---------------------     ---------------------
                                     SEPT. 30,    June 30,    Sept. 30,    June 30,    Sept. 30,    SEPT. 30,    Sept. 30,        %
(in millions)                            1995        1995         1994        1995         1994         1995         1994    Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                           $    261    $     232    $    217          13%          20%    $    726     $    625        16%
Per common share
 Net income                          $   5.23    $    4.51    $   3.86          16           35     $  14.14     $  10.83        31
 Dividends declared                      1.15         1.15        1.00          --           15         3.45         3.00        15

Average common shares outstanding        47.9         49.1        53.6          (2)         (11)        49.2         54.7       (10)

Profitability ratios (annualized)
 Net income to average total
   assets (ROA)                          2.07%        1.81%       1.65%         14           25         1.89%        1.61%       17
 Net income applicable to common
   stock to average common
   stockholders' equity (ROE)           30.13        26.71       22.99          13           31        27.91        21.91        27

Efficiency ratio (1)                     54.1%        57.8%       55.1%         (6)          (2)        56.9%        55.3%        3

Average loans                        $ 34,103    $  33,202    $ 34,325           3           (1)    $ 34,538     $ 33,607         3
Average assets                         50,062       51,491      52,061          (3)          (4)      51,306       51,768        (1)
Average core deposits                  36,618       36,226      39,466           1           (7)      36,515       40,025        (9)

Net interest margin                      5.90%        5.66%       5.53%          4            7         5.72%        5.55%        3

Average staff (full-time equivalent)   19,651       19,403      19,705           1           --       19,516       19,596        --

AT PERIOD END
Investment securities                $  9,436    $  10,135    $ 12,260          (7)         (23)    $  9,436     $ 12,260       (23)
Loans (2)                              34,298       33,896      34,951           1           (2)      34,298       34,951        (2)
Allowance for loan losses               1,872        1,947       2,110          (4)         (11)       1,872        2,110       (11)
Assets                                 49,934       50,931      52,164          (2)          (4)      49,934       52,164        (4)
Core deposits                          37,151       37,026      39,097          --           (5)      37,151       39,097        (5)
Common stockholders' equity             3,385        3,373       3,533          --           (4)       3,385        3,533        (4)
Stockholders' equity                    3,874        3,862       4,022          --           (4)       3,874        4,022        (4)
Tier 1 capital (3)                      3,436        3,418       3,620           1           (5)       3,436        3,620        (5)
Total capital (Tiers 1 and 2) (3)       4,918        4,959       5,244          (1)          (6)       4,918        5,244        (6)

Capital ratios
 Common stockholders' equity to
   assets                                6.78%        6.62%       6.77%          2           --         6.78%        6.77%       --
 Stockholders' equity to assets          7.76         7.58        7.71           2            1         7.76         7.71         1
 Risk-based capital (3)
  Tier 1 capital                         8.56         8.60        9.62          --          (11)        8.56         9.62       (11)
  Total capital                         12.25        12.48       13.93          (2)         (12)       12.25        13.93       (12)
 Leverage (3)                            6.93         6.69        7.01           4           (1)        6.93         7.01        (1)

Book value per common share          $  71.32    $   69.59    $  66.93           2            7     $  71.32    $   66.93         7

COMMON STOCK PRICE
High                                 $ 189       $ 185-7/8    $ 160-3/8          2           18     $ 189       $  160-3/8       18
Low                                    177-3/4     157          145-1/8         13           22       143-3/8      127-5/8       12
Period end                             185-5/8     180-1/4      145-1/8          3           28       185-5/8      145-1/8       28
===================================================================================================================================

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Loans exclude mortgage loans held for sale of $510 million and $1,336 million at September 30, 1995 and June 30, 1995, respectively.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income in the third quarter of 1995 was $261 million, compared with $217 million in the third quarter of 1994, an increase of 20%. Per share earnings for the third quarter of 1995 were $5.23 per share, compared with $3.86 per share in the third quarter of 1994, an increase of 35%. The percentage increase in per share earnings was greater than the percentage increase in net income due to the Company's continuing stock repurchase program. Net income for the first nine months ended September 30, 1995 was $726 million, or $14.14 per share, compared with $625 million, or $10.83 per share, in the same period of 1994.

The higher third quarter 1995 results were substantially due to a zero loan loss provision, compared with $50 million in the third quarter of 1994, and an increase in noninterest income of $32 million.

Return on average assets (ROA) was 2.07% and 1.89% in the third quarter and first nine months of 1995, respectively, compared with 1.65% and 1.61% in the same periods of 1994. Return on average common equity (ROE) was 30.13% and 27.91% in the third quarter and first nine months of 1995, respectively, compared with 22.99% and 21.91%, respectively, in the same periods of 1994.

Net interest income on a taxable-equivalent basis was $663 million and $656 million in the third quarter of 1995 and 1994, respectively. The Company's net interest margin was 5.90% for the third quarter of 1995, compared with 5.53% in the same quarter of 1994. The increase in the margin was largely attributable to changes in the spread between loans and deposits.

Noninterest income in the third quarter of 1995 was $339 million, up 10% from $307 million in the same quarter of 1994, reflecting an overall increase in revenue from fee-based products and services.

Noninterest expense in the third quarter of 1995 was $542 million, up 2% from $531 million. Noninterest expense benefited from a $23 million refund received from the FDIC for the period June 1 through September 30, 1995.

During the third quarter of 1995, net charge-offs totaled $75 million, or .86% of average loans (annualized). This compared with $70 million, or .84%, during the second quarter of 1995 and $60 million, or .69%, during the third quarter of 1994. The allowance for loan losses was 5.46% of total loans (excluding mortgage loans held for sale) at September 30, 1995, compared with 5.74% at June 30, 1995 and 6.04% at September 30, 1994.

Total nonaccrual and restructured loans were $600 million at September 30, 1995, compared with $644 million at June 30, 1995 and $641 million at September 30, 1994. Foreclosed assets amounted to $214 million at September 30, 1995, $224 million at June 30, 1995 and $306 million at September 30, 1994.

Common stockholders' equity to total assets was 6.78% at September 30, 1995, compared with 6.62% and 6.77% at June 30, 1995 and September 30, 1994, respectively. The Company's total risk-based capital ratio at September 30, 1995 was 12.25% and its Tier 1 risk-based capital ratio was 8.56%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At June 30, 1995, the risk-based capital ratios were 12.48% and 8.60%, respectively; at September 30, 1994, these ratios were 13.93% and 9.62%, respectively. The decrease in total and Tier 1 risk-based capital ratios between June 30, 1995 and September 30, 1995 resulted primarily from the repurchase of 1.2 million shares of common stock during the third quarter. The Company's leverage ratios were 6.93%, 6.69% and 7.01% at September 30, 1995, June 30, 1995 and September 30, 1994, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

During the third quarter of 1995, the California economy showed further progress. Job gains were twice as much as those in the second quarter of 1995. Gains were strongest in software and in employment agencies. Growth is now more rapid in Southern California than in the North, while the Central Valley continues on a moderate path. Consumer spending has also increased, but at a more moderate rate. Lending by financial institutions continued to rise, especially in commercial and industrial markets. California is now firmly entrenched in a recovery of moderate proportions following the worst recession in sixty years. Lower interest and inflation rates played a part in this recovery, as did stronger export markets. The only significant areas of weakness are in the persistent cuts in defense spending and slow growth in new home construction.

PROPOSED MERGER WITH FIRST INTERSTATE BANCORP

On October 18, 1995, the Company announced a proposed merger with First Interstate Bancorp (FIB). Under the terms of the merger proposal, FIB's shareholders would receive a tax-free exchange of 0.625 shares of the Company's common stock for each share of FIB. FIB has more than 1,100 offices in thirteen western states. It is the fourteenth largest bank holding company nationally, with $55 billion in assets and is the third largest California bank. On October 24, the Company filed a Hart-Scott-Rodino Act notification with the appropriate regulatory authorities in order to be in a position to purchase shares of FIB.

On November 6, 1995, FIB announced it had agreed to merge with First Bank System, Inc. (FBS). Under the terms of the agreement, FIB shareholders would receive 2.6 common shares of FBS for each common share of FIB.

In discussions with William Siart, Chairman of FIB, which occurred prior to FIB's announcement, the Company offered to increase the exchange ratio to 0.65. The Company believes the value of its offer would have been greater than the agreement FIB has reached with FBS.

On November 13, 1995, the Company announced that it intends to take its offer to acquire FIB directly to the stockholders of FIB by beginning an exchange offer. The Company will offer stockholders of FIB an opportunity to tender their shares in an exchange offer in which each FIB share tendered would be exchanged for two-thirds of a share of the Company's common stock. Based on the closing price of the Company's common stock on November 10, the value of the exchange offer is $143.58 per share of FIB common stock. FIB has approximately 75.7 million shares outstanding, giving the transaction a total value of approximately $10.9 billion.

The terms and conditions of the exchange offer are to be set forth in a registration statement that will be filed promptly with the Securities and Exchange Commission (SEC). The exchange offer will begin when the registration statement is declared effective by the SEC. The exchange offer will be conditioned on, among other things, the acquisition of a majority of FIB common stock, the redemption or invalidation of FIB's "poison pill," receipt of all necessary governmental regulatory approvals and consents, and approval by the Company's stockholders of the issuance of the Company's shares in the exchange offer.

The Company filed an application on November 13 with the Federal Reserve to approve the acquisition of FIB by the Company. In addition, the Company anticipates filing preliminary materials with the SEC for the solicitation of written consents from stockholders of FIB to remove FIB's current board of directors and to replace them with nominees of the Company who are committed to removing any impediments to the consummation of the acquisition of FIB by the Company. The Company also intends to file proxy materials with the SEC to be used for soliciting FIB stockholders for proxies to vote against approval of the merger with FBS at any meeting of stockholders of FIB to be called to consider that merger proposal. Finally, the Company filed a complaint on November 13 in the Delaware Chancery Court seeking to invalidate the break-up fees and lock-up option granted to FBS by FIB. In addition, the complaint seeks injunctive relief requiring the FIB Board to redeem the FIB poison pill and to prevent FIB from using anti-takeover devices or taking other actions intended to impede or delay the acquisition of FIB by the Company.

Also, a letter was sent on November 13 by Paul Hazen, Chairman of the Company, to William Siart noting that FIB's agreement with FBS authorized FIB to terminate the agreement if FIB's "Board of Directors, after having consulted with and considered the advice of outside legal counsel, reasonably determines in good faith that such action is necessary in the exercise of its fiduciary duties under applicable laws." In the event that FIB's Board of Directors would rather not terminate the agreement with FBS, if FIB and FBS would agree, the Company would agree to a different process by which the Company and FBS would each be given 10 days to submit its best and final merger proposal, and FIB would agree to submit both proposals promptly to its stockholders in a manner fair and acceptable to both bidders so that the stockholders would be able to decide for themselves which proposal is in their best interests.


LINE OF BUSINESS RESULTS (ESTIMATED)
===================================================================================================================================
(income/expense in millions, average balances in billions)
-----------------------------------------------------------------------------------------------------------------------------------
                                        1995            1994      1995          1994     1995           1994    1995           1994
                                        --------------------      ------------------     -------------------    -------------------
                                                      Retail                Business
                                                Distribution                 Banking              Investment            Real Estate
                                                       Group                   Group                   Group                  Group
                                        -------------------------------------------------------------------------------------------
QUARTER ENDED SEPT. 30,
Net interest income (1)                 $ 114          $ 104      $  94        $  76     $ 113         $ 101    $  61         $  52
Provision for loan losses (2) (3)          --             --          9            7        --            --        7             7
Noninterest income (4)                    153            154         38           31        80            85       12             4
Noninterest expense (4)                   244            225         72           67       106           117       25             8
Income before income                    -----          -----      -----        -----     -----         -----    -----         -----
 tax expense                               23             33         51           33        87            69       41            41
Income tax expense (5)                     11             15         22           15        38            30       18            18
                                        -----          -----      -----        -----     -----         -----    -----         -----
  Net income                            $  12          $  18      $  29        $  18     $  49         $  39    $  23         $  23
                                        =====          =====      =====        =====     =====         =====    =====         =====

Average loans (6) (7)                   $  --          $  --      $ 2.5        $ 1.9     $  .5         $  .5    $ 6.2         $ 6.1
Average assets                            1.2            1.2        3.8          3.1       1.0           1.0      6.6           6.5
Average core deposits                     9.3           10.3        6.4          7.1      18.0          19.5       .1            .1
Return on equity (8) (9)                   14%            23%        33%          24%       43%           34%      15%           15%
Risk-adjusted efficiency ratio (9) (10)    97%            93%        68%          78%       62%           71%      69%           41%


NINE MONTHS ENDED SEPT. 30,
Net interest income (1)                 $ 338          $ 306      $ 269        $ 209     $ 350         $ 274    $ 180         $ 159
Provision for loan losses (2) (3)          --              1         25           19         1             1       21            21
Noninterest income (4)                    470            463        104           99       225           224       22            16
Noninterest expense (4)                   714            676        214          199       340           322       59            49
                                        -----          -----      -----        -----     -----         -----    -----         -----
Income (loss) before income
 tax expense (benefit)                     94             92        134           90       234           175      122           105
Income tax expense (benefit) (5)           43             43         59           40       103            78       52            45
                                        -----          -----      -----        -----     -----         -----    -----         -----
  Net income (loss)                     $  51          $  49      $  75        $  50     $ 131         $  97    $  70         $  60
                                        =====          =====      =====        =====     =====         =====    =====         =====

Average loans (6) (7)                   $  --          $  --      $ 2.3        $ 1.8     $  .5         $  .5    $ 6.3         $ 6.3
Average assets                            1.2            1.2        3.5          3.0       1.0           1.0      6.7           6.7
Average core deposits                     9.6           10.3        6.4          7.2      17.7          19.9       .1            .1
Return on equity (8) (9)                   20%            22%        31%          22%       40%           28%      15%           13%
Risk-adjusted efficiency
  ratio (9) (10)                           94%            93%        71%          81%       67%           75%      65%           75%
===================================================================================================================================

 (1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
 (2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
 (3) Consumer Lending includes a provision for credit card loan losses of $47 million and $35 million for the quarters ended September 30, 1995 and 1994, respectively, and $128 million and $99 million for the nine months ended September 30, 1995 and 1994, respectively.
 (4) Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $52 million and $43 million for the quarters ended September 30, 1995 and 1994, respectively, and $154 million and $135 million for the nine months ended September 30, 1995 and 1994, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.
 (5) Businesses are taxed at the Company's marginal (statutory) tax rate, adjusted for any nondeductible expenses. Any differences between the marginal and effective tax rates are in Other.
 (6) The Real Estate Group's average loans include commercial loans to real estate developers of $.5 billion and $.4 billion, other real estate loans of $4.7 billion and $4.9 billion and real estate construction loans of $1.0 billion and $.8 billion for the quarters ended September 30, 1995 and 1994, respectively. The Group's average loans include commercial loans to real estate developers of $.5 billion and $.4 billion, other real estate loans of $4.9 billion and $5.1 billion and real estate construction loans of $.9 billion and $.8 billion for the nine months ended September 30, 1995 and 1994, respectively.

===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                  1995      1994        1995      1994       1995        1994        1995      1994
                                                ----------------      ----------------       ----------------      ----------------
                                                       Wholesale
                                                        Products              Consumer               Mortgage
                                                           Group               Lending               Business                 Other
-----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPT. 30,
Net interest income (1)                         $  108    $   94      $  167    $  138     $   12      $   23      $   (6)   $   69
Provision for loan losses (2) (3)                   11         9          62        45          1           3         (90)      (21)
Noninterest income (4)                              35        38          53        36         18           4         (50)      (45)
Noninterest expense (4)                             46        46          70        61          9          20         (30)      (13)
Income before income                            ------    ------      ------    ------     ------      ------      ------    ------
 tax expense                                        86        77          88        68         20           4          64        58
Income tax expense (5)                              37        31          38        29          8           2          27        26
                                                ------    ------      ------    ------     ------      ------      ------    ------
  Net income                                    $   49    $   46      $   50    $   39     $   12      $    2      $   37    $   32
                                                ======    ======      ======    ======     ======      ======      ======    ======

Average loans (6) (7)                           $  9.5    $  8.3      $ 11.1    $  9.3     $  4.1      $  7.9      $   .2    $   .3
Average assets                                    10.4       9.2        11.2       9.5        5.3         8.0        10.6      13.6
Average core deposits                              2.5       2.4          .1        --         .2          .1          --        --
Return on equity (8) (9)                            25%       26%         29%       26%        --%         --%         --%       --%
Risk-adjusted efficiency ratio (9) (10)             49%       52%         55%       61%        --%         --%         --%       --%


NINE MONTHS ENDED SEPT. 30,
Net interest income (1)                         $  312    $  266      $  468    $  404     $   55      $   73      $   15    $  263
Provision for loan losses (2) (3)                   31        27         167       130          5           7        (250)      (36)
Noninterest income (4)                             120       105         141       105        (62)         12        (130)     (118)
Noninterest expense (4)                            143       136         210       192         33          63         (75)      (57)
                                                ------    ------      ------    ------     ------      ------      ------    ------
Income (loss) before income
 tax expense (benefit)                             258       208         232       187        (45)         15         210       238
Income tax expense (benefit) (5)                   109        87          99        80        (20)          6          68       106
                                                ------    ------      ------    ------     ------      ------      ------    ------
  Net income (loss)                             $  149    $  121      $  133    $  107     $  (25)     $    9      $  142    $  132
                                                ======    ======      ======    ======     ======      ======      ======    ======

Average loans (6) (7)                           $  9.1    $  8.0      $ 10.6    $  9.2     $  5.4      $  7.5      $   .3    $   .3
Average assets                                    10.0       8.9        10.7       9.3        6.9         7.6        11.3      14.1
Average core deposits                              2.4       2.4          .1        --         .2          .1          --        --
Return on equity (8) (9)                            26%       23%         27%       25%        --%         --%         --%       --%
Risk-adjusted efficiency                            49%       55%         60%       64%        --%         --%         --%       --%
  ratio (9) (10)

==================================================================================================================================




===================================================================

-------------------------------------------------------------------
                                                  1995        1994
                                                ------------------

                                                      Consolidated
                                                           Company
                                         -------------------------
QUARTER ENDED SEPT. 30,
Net interest income (1)                        $  663      $  657
Provision for loan losses (2) (3)                  --          50
Noninterest income (4)                            339         307
Noninterest expense (4)                           542         531
Income before income                           ------      ------
 tax expense                                      460         383
Income tax expense (5)                            199         166
                                               ------      ------
  Net income                                   $  261      $  217
                                               ======      ======

Average loans (6) (7)                          $ 34.1      $ 34.3
Average assets                                   50.1        52.1
Average core deposits                            36.6        39.5
Return on equity (8) (9)                           30%         23%
Risk-adjusted efficiency ratio (9) (10)            --%         --%


NINE MONTHS ENDED SEPT. 30,
Net interest income (1)                        $1,987      $1,954
Provision for loan losses (2) (3)                  --         170
Noninterest income (4)                            890         906
Noninterest expense (4)                         1,638       1,580
                                               ------      ------
Income (loss) before income
 tax expense (benefit)                          1,239       1,110
Income tax expense (benefit) (5)                  513         485
                                               ------      ------
  Net income (loss)                            $  726      $  625
                                               ======      ======

Average loans (6) (7)                          $ 34.5      $ 33.6
Average assets                                   51.3        51.8
Average core deposits                            36.5        40.0
Return on equity (8) (9)                           28%         22%
Risk-adjusted efficiency
  ratio (9) (10)                                   --%         --%
===================================================================



(7) The Wholesale Products Group's average loans include commercial real estate loans of $2.4 billion and $2.3 billion, and other commercial loans of $7.1 billion and $6.0 billion for the quarters ended September 30, 1995 and 1994, respectively. The Group's average loans include commercial real estate loans of $2.3 billion and $2.2 billion and other commercial loans of $6.8 billion and $5.8 billion for the nine months ended September 30, 1995 and 1994, respectively. These loans were originated largely by the Company's Commercial Banking Group which deals mostly with middle market borrowers.
(8) Equity is allocated to the lines of business based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across business lines.
(9) Ratios for Mortgage Business are not meaningful at this time due to ongoing organizational changes.
(10) The risk-adjusted efficiency ratio is defined as noninterest expense plus the cost of capital divided by revenues (net interest income and noninterest income) less normalized loan losses.

The line of business results show financial performance of the major business units comparing the quarter and nine months ended September 30, 1995 with the same periods of 1994. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be restated to allow comparability from one period to the next.

The Retail Distribution Group's net income for the third quarter of 1995 decreased $6 million, or 33%. Net income for the nine months ended September 30, 1995 increased $2 million, or 4%. Net interest income for both periods increased due to wider spreads on core deposits, primarily offset by lower balances. Noninterest income for both periods reflected higher charges to the product groups from increased sales through the branches and alternative distribution channels, higher ATM shared network fees and increased point of sale interchange income. These increases were largely offset by accruals related to the disposition of premises for scheduled branch closures. Noninterest expense for both periods increased substantially due to expenditures on alternative distribution channels, including supermarket banking centers, partly offset by the allocation of a refund received from the FDIC.

The Business Banking Group's net income for the quarter and nine months ended September 30, 1995 increased $11 million, or 61%, and $25 million, or 50%, respectively. Net interest income for both periods increased due to wider spreads on core deposits and higher loan balances. Noninterest income for both periods increased due to higher sweep account balances and activity, and increased fees from mass market products. Noninterest expense for both periods increased due to higher expenses associated with increased mass market lending volumes.

The Investment Group's net income for the quarter and nine months ended September 30, 1995 increased $10 million, or 26%, and $34 million, or 35%, respectively. Net interest income for both periods increased due to wider spreads on core deposits, of which a major portion was offset by a decline in deposit balances. Noninterest income in the third quarter decreased due to lower commissions on investment product sales, of which a major portion was offset by higher fees earned on assets under management. Noninterest expense for the third quarter of 1995 declined due to the allocation of a refund received from the FDIC and lower incentive compensation paid on investment sales. A significant portion of this decrease was offset by the distribution costs from higher sales of time deposits. Noninterest expense for the nine months ended September 30, 1995 substantially increased due to higher branch costs to sell time deposits, largely offset by the allocation of the FDIC refund.

In June 1995, the Company, together with The Nikko Securities Co., LTD (Nikko), signed a definitive agreement to sell their joint venture interest in Wells Fargo Nikko Investment Advisors (WFNIA) to Barclays PLC of the U.K. As part of the sale, Barclays will also acquire the Investment Group's MasterWorks division. Under the terms of the sale, the Company and Nikko will receive a total of about $440 million. The Company expects to realize an estimated after-tax gain of about $100 million from this sale. This transaction is subject to regulatory approval and to a number of contingencies that may affect both the total proceeds and the gain. The sale is expected to close around the end of the year. The combined contribution to the Company's net income for the first nine months of 1995 and 1994 from WFNIA and MasterWorks was less than $6 million for each of these periods.

The Real Estate Group's net income for the third quarter of 1995 was unchanged from the third quarter of 1994. For the nine months ended September 30, 1995, net income increased $10 million, or 17%. Net interest income for the third quarter and nine months of 1995 increased due to recoveries on loans where interest had been previously applied to principal and due to the payoff of loans purchased at a discount. Noninterest income for both the third quarter and nine months increased due to gains on the sale of assets. Noninterest expense in both periods increased primarily due to gains on foreclosed assets recognized in the prior periods and higher personnel costs from the expansion of the Real Estate Capital Markets area.

The Wholesale Products Group's net income for the quarter and nine months ended September 30, 1995 increased $3 million, or 7%, and $28 million, or 23%, respectively. Net interest income for both periods increased due to higher loan balances and wider core deposit spreads. Noninterest income for the third quarter and first nine months of 1995 reflected growth in cash management products and foreign exchange gains. Noninterest income for the first nine months of 1995 also reflected gains from loan sales. In the third quarter of 1994, noninterest income included gains on sales of leases. A significant portion of the increase in noninterest expense for the first nine months of 1995 was due to the increase in cash management and other ongoing product development as well as the enhancement of existing products.

Consumer Lending's net income for the quarter and nine months ended September 30, 1995 increased $11 million, or 28%, and $26 million, or 24%, respectively. The increase in net interest income for both periods was due to higher credit card balances. A significant portion of the increase was offset by lower spreads. Noninterest income for both periods increased primarily due to higher credit card fee income. Noninterest expense for both periods increased primarily due to the cost of servicing a higher number of open accounts.

Mortgage Business (formerly, Mortgage Lending) decided at year-end 1994 to cease the origination of 1-4 family first mortgage loans due to concerns regarding the long-run economics of the first mortgage origination business. In April 1995, the Company agreed in principle to form an alliance with Norwest Mortgage Inc. Under the terms of the resulting agreement, the new joint venture, Town Square Mortgage, will fund residential mortgages for the Company's customers and the Company will service a portion of these loans. Norwest Mortgage Inc. provides underwriting for these loans. The joint venture began operations in October 1995 and is being accounted for as an equity method investment. Accordingly, pretax income from the joint venture will be reported as income from equity investments accounted for by the equity method as part of noninterest income.

In the first quarter of 1995, as a result of reevaluating its asset/liability management strategies in light of Mortgage Business' decision to cease the origination of first mortgages, the Company decided to sell certain types of products within the real estate 1-4 family first mortgage portfolio. Accordingly, approximately $4 billion of first mortgages were reclassified on March 31, 1995 to a held for sale category and an $83 million write-down to the lower of cost or estimated market was recorded as a loss on sale of loans in noninterest income. During the second and third quarter of 1995, substantially all of these loans were sold and the remaining balance of $510 million, net of an estimated $13 million write-down to the lower of cost or estimated market, is expected to be sold in the fourth quarter of 1995.

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

Net income for the Other category for the quarter and nine months ended September 30, 1995 increased $5 million, or 16%, and $10 million, or 8%, respectively. Net interest income for both periods decreased due to higher funding costs and lower hedging income. The decrease was substantially offset by a higher loan loss provision credit. The first nine months of 1995 also reflects a reduction in income tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $663 million in the third quarter of 1995, compared with $656 million in the third quarter of 1994. The Company's net interest margin was 5.90% in the third quarter of 1995, compared with 5.53% in the third quarter of 1994. Net interest income on a taxable-equivalent basis was $1,987 million in the first nine months of 1995, compared with $1,954 million in the first nine months of 1994. The Company's net interest margin was 5.72% in the first nine months of 1995, compared with 5.55% in the first nine months of 1994.

The increase in the margin in the third quarter and first nine months of 1995 compared with the same periods of 1994 was largely attributable to changes in the spread between loans and deposits as loan yields climbed and deposit rates were slow to react. The increasing loan/deposit spread was primarily offset by a reduction in hedging income.

The reduction in hedging income resulted primarily from maturing interest rate floor and swap hedges. Hedging income from derivative contracts decreased $20 million and $108 million in the third quarter and first nine months of 1995 compared with the same periods of 1994, reducing the margin by 17 and 31 basis points, respectively.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 16 and 17.

Loans (excluding the mortgage loans held for sale) averaged $34.1 billion in the third quarter of 1995, compared with $34.3 billion in the third quarter of 1994, and $34.5 billion in the first nine months of 1995, compared with $33.6 billion in the first nine months of 1994. The largest increase occurred in commercial loans. This increase was substantially in middle market and small business loans resulting from ongoing marketing efforts.

Investment securities averaged $9.7 billion during the third quarter of 1995, compared with $12.8 billion in the third quarter of 1994. Investment securities averaged $10.4 billion in the first nine months of 1995, compared with $13.0 billion in the first nine months of 1994. The decrease was largely due to the maturity of investment securities. Investment securities are expected to continue to decrease as the cash received from their maturities is used to fund loan growth.

Average core deposits were $36.6 billion and $39.5 billion in the third quarter of 1995 and 1994, respectively, and funded 73% and 76% of the Company's average total assets in the same quarter of 1995 and 1994, respectively. For the first nine months of 1995 and 1994, average core deposits were $36.5 billion and $40.0 billion, respectively, and funded 71% and 77% of the Company's average total assets in the same periods of 1995 and 1994, respectively.

Net interest income for the fourth quarter of 1995 is expected to remain about the same as the third quarter. However, as the remaining mortgage loans held for sale are sold and the level of earning assets decreases, the net interest margin is likely to increase modestly.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)

===================================================================================================================================
                                                                                                        Quarter ended September 30,
                                                                 ------------------------------------------------------------------
                                                                                          1995                                1994
                                                                 -----------------------------       ------------------------------
                                                                                      INTEREST                            Interest
                                                                 AVERAGE    YIELDS/     INCOME/      Average    Yields/     income/
(in millions)                                                    BALANCE     RATES     EXPENSE       balance     rates     expense
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                        $    79      6.32%      $   1       $    80      4.71%      $   1
Investment securities:
  At cost:
    U.S. Treasury securities                                       1,203      4.89          15         2,382      4.66          28
    Securities of U.S. government agencies
      and corporations                                             4,663      6.04          70         5,808      6.00          87
    Private collateralized mortgage obligations                    1,205      5.77          17         1,358      5.74          19
    Other securities                                                 161      7.08           3           133      5.72           2
                                                                 -------                 -----       -------                 -----
      Total investment securities at cost                          7,232      5.83         105         9,681      5.63         136
  At fair value (2):
    U.S. Treasury securities                                         430      6.54           7           293      6.65           5
    Securities of U.S. government agencies
      and corporations                                             1,008      5.37          14         1,503      5.78          23
    Private collateralized mortgage obligations                      964      6.27          15         1,245      6.00          20
    Other securities                                                  68     14.28           2            67     14.43           1
                                                                 -------                 -----       -------                 -----
      Total investment securities at fair value                    2,470      6.07          38         3,108      6.06          49
                                                                 -------                 -----       -------                 -----
        Total investment securities                                9,702      5.89         143        12,789      5.74         185
Mortgage loans held for sale (2)                                     963      7.94          19            --        --          --
Loans:
  Commercial                                                       8,869      9.90         221         7,218      9.20         167
  Real estate 1-4 family first mortgage                            4,962      7.50          93         8,754      6.80         149
  Other real estate mortgage                                       7,994      9.47         191         7,982      8.74         176
  Real estate construction                                         1,184     10.24          31           969      9.88          24
  Consumer:
    Real estate 1-4 family junior lien mortgage                    3,364      8.58          72         3,342      7.84          66
    Credit card                                                    3,738     15.56         145         2,744     15.46         106
    Other revolving credit and monthly payment                     2,445     10.73          67         2,010      9.75          49
                                                                 -------                 -----       -------                 -----
      Total consumer                                               9,547     11.87         284         8,096     10.90         221
  Lease financing                                                  1,528      9.28          35         1,277      9.15          29
  Foreign                                                             19        --          --            29        --          --
                                                                 -------                 -----       -------                 -----
        Total loans                                               34,103      9.98         855        34,325      8.89         766
Other                                                                 57      5.82           1            53      5.94           1
                                                                 -------                 -----       -------                 -----
            Total earning assets                                 $44,904      9.05       1,019       $47,247      8.02         953
                                                                 =======                 =====       =======                 =====

FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                                    $ 4,118      1.00          10       $ 4,585       .98          11
    Market rate and other savings                                 14,970      2.66         100        18,867      2.36         112
    Savings certificates                                           8,398      5.39         114         7,000      4.27          75
    Other time deposits                                              444      6.99           8           298      7.33           6
    Deposits in foreign offices                                    1,464      5.84          22         1,203      4.52          14
                                                                 -------                 -----       -------                 -----
        Total interest-bearing deposits                           29,394      3.43         254        31,953      2.71         218
  Federal funds purchased and securities sold
    under repurchase agreements                                    3,144      5.77          46         2,427      4.50          28
  Commercial paper and other short-term borrowings                   442      5.65           6           210      4.31           2
  Senior debt                                                      1,555      6.56          26         1,912      5.65          27
  Subordinated debt                                                1,478      6.47          24         1,456      6.07          22
                                                                 -------                 -----       -------                 -----
        Total interest-bearing liabilities                        36,013      3.92         356        37,958      3.11         297
Portion of noninterest-bearing funding sources                     8,891        --          --         9,289        --          --
                                                                 -------                 -----       -------                 -----
            Total funding sources                                $44,904      3.15         356       $47,247      2.49         297
                                                                 =======                 =====       =======                 =====
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                              5.90%      $ 663                    5.53%      $ 656
                                                                             =====       =====                   =====       =====
NONINTEREST-EARNING ASSETS
Cash and due from banks                                          $ 2,673                             $ 2,622
Other                                                              2,485                               2,192
                                                                 -------                             -------
            Total noninterest-earning assets                     $ 5,158                             $ 4,814
                                                                 =======                             =======

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                         $ 9,132                             $ 9,014
Other liabilities                                                  1,124                               1,031
Preferred stockholders' equity                                       489                                 489
Common stockholders' equity                                        3,304                               3,569
Noninterest-bearing funding sources used to
  fund earning assets                                             (8,891)                             (9,289)
                                                                 -------                             -------
            Net noninterest-bearing funding sources              $ 5,158                             $ 4,814
                                                                 =======                             =======

TOTAL ASSETS                                                     $50,062                             $52,061
                                                                 =======                             =======
==================================================================================================================================

(1) The average prime rate of Wells Fargo Bank was 8.77% and 7.50% for the quarters ended September 30, 1995 and 1994, respectively, and 8.86% and 6.81% for the nine months ended September 30, 1995 and 1994, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.89% and 4.97% for the quarters ended September 30, 1995 and 1994, respectively, and 6.10% and 4.34% for the nine months ended September 30, 1995 and 1994, respectively.
(2) Yields are based on amortized cost balances. The average balance for investment securities at fair value totaled $2,482 million and $3,203 million for the quarters ended September 30, 1995 and 1994, respectively, and $2,617 million and $3,107 million for the nine months ended September 30, 1995 and 1994, respectively. The average balance for mortgage loans held for sale totaled $963 million and $1,300 million for the quarter and nine months ended September 30, 1995, respectively.
(3) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

==================================================================================================================================
                                                                                  Nine months ended September 30,
                                                                 -----------------------------------------------------------------
                                                                                          1995                   1994
                                                                 -----------------------------      ------------------------------

                                                                                      INTEREST                           Interest
                                                                 AVERAGE    YIELDS/     INCOME/      Average    Yields/    income/
                                                                 BALANCE     RATES     EXPENSE       balance     rates    expense
(in millions)
                                                                 -----------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                        $    64      6.09%     $    3       $   237      3.41%     $    6
Investment securities:
  At cost:
    U.S. Treasury securities                                       1,438      4.86          52         2,563      4.80          92
    Securities of U.S. government agencies
      and corporations                                             4,962      6.04         225         6,041      6.05         274
    Private collateralized mortgage obligations                    1,246      5.85          55         1,216      5.75          52
    Other securities                                                 160      6.86           8           135      5.71           6
                                                                 -------                ------       -------                ------
      Total investment securities at cost                          7,806      5.81         340         9,955      5.69         424
  At fair value (2):
    U.S. Treasury securities                                         414      6.64          20           131      6.70           7
    Securities of U.S. government agencies
      and corporations                                             1,072      5.52          46         1,591      5.87          72
    Private collateralized mortgage obligations                    1,003      6.35          50         1,255      6.12          60
    Other securities                                                  65     14.42           5            74     14.10           4
                                                                 -------                ------       -------                ------
      Total investment securities at fair value                    2,554      6.17         121         3,051      6.12         143
                                                                 -------                ------       -------                ------
        Total investment securities                               10,360      5.90         461        13,006      5.79         567
Mortgage loans held for sale (2)                                   1,286      7.46          73            --        --          --
Loans:
  Commercial                                                       8,455      9.89         626         6,902      9.13         472
  Real estate 1-4 family first mortgage                            6,341      7.32         348         8,332      6.82         426
  Other real estate mortgage                                       8,058      9.52         574         8,076      8.55         517
  Real estate construction                                         1,092     10.20          83           979      9.03          66
  Consumer:
    Real estate 1-4 family junior lien mortgage                    3,347      8.59         216         3,406      7.57         193
    Credit card                                                    3,435     15.64         403         2,633     15.36         304
    Other revolving credit and monthly payment                     2,356     10.58         186         1,989      9.43         140
                                                                 -------                ------       -------                ------
      Total consumer                                               9,138     11.75         805         8,028     10.58         637
  Lease financing                                                  1,429      9.22          99         1,256      9.24          87
  Foreign                                                             25      7.58           1            34      4.78           1
                                                                 -------                ------       -------                ------
        Total loans                                               34,538      9.80       2,536        33,607      8.76       2,206
Other                                                                 59      5.57           2            52      5.98           2
                                                                 -------                ------       -------                ------
            Total earning assets                                 $46,307      8.85       3,075       $46,902      7.90       2,781
                                                                 =======                ======       =======                ======

FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking                                    $ 4,230      1.00          32       $ 4,658       .98          34
    Market rate and other savings                                 15,417      2.59         298        19,384      2.28         331
    Savings certificates                                           7,901      5.20         307         7,021      4.19         220
    Other time deposits                                              415      5.78          18           307      7.32          17
    Deposits in foreign offices                                    2,142      5.93          95           684      4.31          22
                                                                 -------                ------       -------                ------
        Total interest-bearing deposits                           30,105      3.33         750        32,054      2.60         624
  Federal funds purchased and securities sold
    under repurchase agreements                                    3,649      5.88         160         1,798      3.99          54
  Commercial paper and other short-term borrowings                   582      5.85          26           179      3.78           5
  Senior debt                                                      1,568      6.78          80         2,048      5.05          77
  Subordinated debt                                                1,477      6.53          72         1,527      5.83          67
                                                                 -------                ------       -------                ------
        Total interest-bearing liabilities                        37,381      3.89       1,088        37,606      2.94         827
Portion of noninterest-bearing funding sources                     8,926        --          --         9,296        --          --
                                                                 -------                ------       -------                ------
            Total funding sources                                $46,307      3.13       1,088       $46,902      2.35         827
                                                                 =======                ======       =======                ======
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (3)                                              5.72%     $1,987                    5.55%     $1,954
                                                                             =====      ======                   =====      ======
NONINTEREST-EARNING ASSETS
Cash and due from banks                                          $ 2,621                             $ 2,598
Other                                                              2,378                               2,268
                                                                 -------                             -------
            Total noninterest-earning assets                     $ 4,999                             $ 4,866
                                                                 =======                             =======

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                         $ 8,967                             $ 8,962
Other liabilities                                                  1,140                               1,055
Preferred stockholders' equity                                       489                                 532
Common stockholders' equity                                        3,329                               3,613
Noninterest-bearing funding sources used to
  fund earning assets                                             (8,926)                             (9,296)
                                                                 -------                             -------
            Net noninterest-bearing funding sources              $ 4,999                             $ 4,866
                                                                 =======                             =======

TOTAL ASSETS                                                     $51,306                             $51,768
                                                                 =======                             =======
==================================================================================================================================

NONINTEREST INCOME


=====================================================================================================================
                                                                    Quarter                     Nine months
                                                         ended September 30,             ended September 30,
                                                         ------------------         %    ------------------         %
(in millions)                                                1995      1994    Change        1995      1994    Change
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                          $121      $119         2%       $357      $355         1%
Fees and commissions:
  Credit card membership and other credit card fees            27        16        69          68        47        45
  Debit and credit card merchant fees                          17        15        13          48        40        20
  Shared ATM network fees                                      13        11        18          38        31        23
  Charges and fees on loans                                    13        11        18          36        32        13
  Mutual fund and annuity sales fees                            7        23       (70)         25        44       (43)
  All other                                                    35        28        25         101        87        16
                                                             ----      ----                  ----      ----
    Total fees and commissions                                112       104         8         316       281        12
Trust and investment services income:
  Asset management and custody fees                            33        30        10          96        93         3
  Mutual fund management fees                                  19        12        58          51        34        50
  All other                                                    11        10        10          29        25        16
                                                             ----      ----                  ----      ----
    Total trust and investment services income                 63        52        21         176       152        16
Investment securities gains (losses)                           --         1      (100)        (15)        8        --
Income from equity investments accounted for by the:
  Cost method                                                   9        --        --          41        17       141
  Equity method                                                11         8        38          31        24        29
Check printing charges                                          9        10       (10)         29        30        (3)
Gains (losses) from dispositions of operations                (13)       --        --         (22)       10        --
Gains (losses) on sales of loans                               19         1        --         (46)        3        --
All other                                                       8        12       (33)         23        26       (12)
                                                             ----      ----                  ----      ----

  Total                                                      $339      $307        10%       $890      $906        (2)%
                                                             ====      ====       ===        ====      ====       ====
=====================================================================================================================

The increase in credit card membership and other credit card fees for the third quarter and nine months ended September 30, 1995 compared with the same periods of 1994 was predominately due to late fees and other transaction fees charged to customers.

In the third quarter and nine months ended September 30, 1995, mutual fund and annuity sales fees substantially reflected a lower sales volume of commission-based fixed-rate annuities.

"All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $15 million and $4 million for the third quarter of 1995 and 1994, respectively. The related amortization expense was $11 million and $2 million for the same periods, respectively. For the nine months ended September 30, 1995 and 1994, mortgage loan servicing fees were $40 million and $12 million, respectively. The related amortization expense was $28 million and $5 million for the same periods, respectively. The balance of purchased mortgage servicing rights was $156 million and $36 million at September 30, 1995 and 1994, respectively. The mortgage loan servicing portfolio totaled $19 billion at September 30, 1995.

The increase in trust and investment services income for the third quarter and nine months ended September 30, 1995 was primarily due to an increase in mutual fund management fees, reflecting the overall growth in the fund families' net assets. The Stagecoach family of 27 funds had $8.7 billion of assets under management at September 30, 1995, compared with $5.8 billion at September 30, 1994. The Stagecoach family consists of both retail and institutional funds. The retail funds are primarily distributed through the branch network. These funds had $7.1 billion of assets under management at September 30, 1995, compared with $4.9 billion at September 30, 1994. The institutional funds are offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. At September 30, 1995, these funds had $1.6 billion of assets under management, compared with $.9 billion at September 30, 1994. The Overland Express family of 12 funds, which is sold through brokers around the country, had $3.3 billion of assets under management at September 30, 1995, compared with $3.6 billion at September 30, 1994. In addition to managing Stagecoach and Overland Express Funds, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $53 billion and $46 billion at September 30, 1995 and 1994, respectively.

Investment securities losses in the nine months ended September 30, 1995 resulted predominantly from the first quarter sale of $685 million in debt securities from the available-for-sale portfolio.

Income from cost method equity investments in the third quarter of 1995 was primarily due to a $5 million cash distribution from a nonmarketable equity investment. For the nine months ended September 30, 1995, income from cost method equity investments reflected both net gains on the sales of and distributions from nonmarketable equity investments.

Losses from the disposition of operations included accruals of $13 million and $21 million for the quarter and nine months ended September 30, 1995, respectively, related to the disposition of premises and, to a lesser extent, severance associated with scheduled branch closures. Additional accruals may be made in the fourth quarter of 1995 for branch closures or relocations as the Company continues to open more supermarket branches and banking centers. The opening of the supermarket branches is part of the Company's ongoing effort to provide higher-convenience, lower-cost service to its customers.

Gains and losses on sales of loans for the nine months ended September 30, 1995 included a first quarter loss on sale from an $83 million write-down to the lower of cost or estimated market resulting from the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. (See Line of Business Results - Mortgage Business section for further information.) In the third quarter of 1995, as substantially all of the remaining mortgage loans held for sale were sold and because such sales were at prices greater than originally estimated, the Company recorded a $12 million gain on sale.

Noninterest income from fee-based products and mutual fund management fees is expected to continue to be higher in 1995 than 1994.

NONINTEREST EXPENSE


========================================================================================================
                                                     Quarter                        Nine months
                                          ended September 30,                ended September 30,
                                          ------------------         %       ------------------        %
(in millions)                                 1995      1994    Change           1995      1994   Change
--------------------------------------------------------------------------------------------------------
Salaries                                      $176      $172         2%        $  526    $  500        5%
Incentive compensation                          33        44       (25)            92       106      (13)
Employee benefits                               46        50        (8)           147       153       (4)
Net occupancy                                   54        53         2            159       161       (1)
Equipment                                       47        40        18            139       120       16
Contract services                               40        27        48            104        71       46
Advertising and promotion                       18        11        64             49        44       11
Federal deposit insurance                       --        25      (100)            47        76      (38)
Telecommunications                              16        12        33             43        35       23
Certain identifiable intangibles                13        15       (13)            41        47      (13)
Operating losses                                13        16       (19)            39        41       (5)
Postage                                         13        11        18             39        33       18
Outside professional services                   11         6        83             31        25       24
Stationery and supplies                          9         7        29             27        22       23
Goodwill                                         9         9        --             26        27       (4)
Travel and entertainment                         9         7        29             26        22       18
Check printing                                   6         8       (25)            19        23      (17)
Security                                         5         5        --             15        15       --
Escrow and collection agency fees                3         5       (40)            11        15      (27)
Outside data processing                          3         2        50              8         7       14
Foreclosed assets                                4        (8)       --              2        (2)      --
All other                                       14        14        --             48        39       23
                                              ----      ----                   ------    ------

  Total                                       $542      $531         2%        $1,638    $1,580        4%
                                              ====      ====      ====         ======    ======     ====
========================================================================================================

The increase in salaries expense in the third quarter and nine months ended September 30, 1995 compared with the same periods of 1994 was primarily attributable to increased temporary help expense and higher salary levels. The Company's full-time equivalent staff, including hourly employees, averaged 19,651 in the third quarter of 1995, compared with 19,705 in the third quarter of 1994.

The decrease in incentive compensation in the third quarter of 1995 was predominantly due to a differing mix of product sales, reflecting a shift away from commissioned retail products, such as fixed-rate annuities. Additionally, for the nine months ended September 30, 1995, the decrease reflected a decline in incentive compensation related to Mortgage Business' decision in the first quarter to cease the origination of first mortgages.

The increase in equipment expense in the third quarter and the nine months ended September 30, 1995 compared with the same periods in 1994 was primarily due to a higher level of spending on software and technology for product development and increased depreciation expense on equipment related to business initiatives and system upgrades.

The majority of the increase in contract services in the third quarter and the nine months ended September 30, 1995 compared with the same periods of 1994 was related to new product development and marketing initiatives.

The FDIC Board of Directors voted in August 1995 to significantly reduce the deposit insurance premiums paid by most banks. Under the new rate structure, the best-rated institutions insured by the Bank Insurance Fund (BIF) will pay four cents per $100 of domestic deposits, down from the previous rate of 23 cents per $100. The new assessment rates are retroactive to June 1, 1995, the first day of the month after the BIF was recapitalized. In the third quarter of 1995, the Company received a $23 million refund for the overpayment of assessments made for the period June 1 through September 30, 1995.

The Company expects total noninterest expense to be higher in 1995 compared with 1994, reflecting ongoing expenditures on new business initiatives.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation. This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of FAS 123. The recognition provisions and disclosure requirements of FAS 123 are effective January 1, 1996, but may be applied immediately.
The Company has decided it will not adopt the recognition provisions of FAS 123 and does not currently intend to adopt the disclosure requirements before the effective date.

INCOME TAXES

The Company's effective tax rate was 43% and 41% for the third quarter and first nine months of 1995, compared with 43% and 44% for the same periods of 1994, respectively. The decrease in the effective tax rate for the first nine months of 1995 was due to a $22 million reduction of income tax expense during the first quarter of 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

=========================================================================================================================
                                                                 SEPTEMBER 30,          December 31,         September 30,
                                                                         1995                  1994                  1994
                                                            -----------------     -----------------     -----------------
                                                                    ESTIMATED             Estimated             Estimated
                                                                         FAIR                  fair                  fair
(in millions)                                                 COST      VALUE       Cost      Value       Cost      Value
-------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                                  $1,073     $1,064     $1,772     $1,720     $1,958     $1,917
  Securities of U.S. government
    agencies and corporations (1)                            4,535      4,503      5,394      5,101      5,687      5,493
  Private collateralized mortgage obligations (2)            1,189      1,172      1,306      1,221      1,343      1,282
  Other                                                        163        164        147        143        132        129
                                                            ------     ------     ------     ------     ------     ------

      Total debt securities                                 $6,960     $6,903     $8,619     $8,185     $9,120     $8,821
                                                            ======     ======     ======     ======     ======     ======
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                                  $  423     $  430     $  372     $  362     $  372     $  369
  Securities of U.S. government
    agencies and corporations (1)                            1,032      1,010      1,476      1,380      1,536      1,472
  Private collateralized mortgage obligations (2)              981        963      1,290      1,178      1,308      1,229
  Other                                                         25         36         24         38         24         38
                                                            ------     ------     ------     ------     ------     ------
      Total debt securities                                  2,461      2,439      3,162      2,958      3,240      3,108
  Marketable equity securities                                  17         37         16         31         16         32
                                                            ------     ------     ------     ------     ------     ------

      Total                                                 $2,478     $2,476     $3,178     $2,989     $3,256     $3,140
                                                            ======     ======     ======     ======     ======     ======
=========================================================================================================================

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

At September 30, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $57 million (estimated unrealized gross gains were $25 million), or less than 1% of the cost of the portfolio. At December 31, 1994, the held-to-maturity portfolio had an estimated unrealized net loss of $434 million (estimated unrealized gross gains were zero), or 5% of the cost of the portfolio. At September 30, 1994, the held-to-maturity securities portfolio had an estimated unrealized net loss of $299 million (estimated unrealized gross gains were $4 million), or 3% of the cost of the portfolio.

The available-for-sale portfolio includes both debt and marketable equity securities. At September 30, 1995, the available-for-sale securities portfolio had an unrealized net loss of $2 million, comprised of unrealized gross losses of $45 million and unrealized gross gains of $43 million. At December 31, 1994, the available-for-sale securities portfolio had an unrealized net loss of $189 million, comprised of unrealized gross losses of $221 million and unrealized gross gains of $32 million. At September 30, 1994, the available-for-sale securities portfolio had an unrealized net loss of $116 million, comprised of unrealized gross losses of $147 million and unrealized gross gains of $31 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At September 30, 1995, the unrealized net after-tax loss amounted to $1 million, compared with unrealized net after-tax losses of $110 million and $67 million at December 31, 1994 and September 30, 1994, respectively.

The unrealized net loss in both the held-to-maturity and available-for-sale portfolios was predominantly due to investments in mortgage-backed securities. These unrealized net losses reflect current interest rates that are higher than those at the time the securities were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. For the held-to-maturity securities, the full amount of principal and interest is expected to be collected. The Company may decide to sell certain of the available-for-sale securities to manage the level of earnings assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities), which may result in the recognition of losses.

During the first nine months of 1995, realized losses on the sale of investment securities totaled $15 million. These losses resulted from the sale of $397 million of securities of U.S. government agencies and corporations, $288 million of private collateralized mortgage obligations and $2 million of marketable equity securities from the available-for-sale portfolio for asset/liability purposes.

During the first nine months of 1994, realized gains and losses resulting from the sale of available-for-sale securities were $9 million and $1 million, respectively. Of the $9 million, $5 million resulted from the sale of corporate debt securities and $4 million resulted from the sale of marketable equity securities. The $1 million realized gross loss resulted from a write-down due to other-than-temporary impairment in the fair value of certain debt securities.

Investment securities are expected to continue to decrease in the future as the cash received from their maturities is used to fund loan growth.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

==========================================================================================================================
                                                                                                        September 30, 1995
                                                                 ---------------------------------------------------------
                                                                                     Expected remaining principal maturity
                                                                 ---------------------------------------------------------
                                                                                          Weighted
                                                                                           average
                                                                                          expected
                                                                           Weighted      remaining       One year or less
                                                                  Total     average       maturity      ------------------
(in millions)                                                    amount       yield  (in yrs.-mos.)     Amount       Yield
--------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                                         $1,073        4.88%           1-1      $  599        4.74%
Securities of U.S. government agencies and corporations           4,535        6.18            2-5       1,331        5.81
Private collateralized mortgage obligations                       1,189        6.07           1-11         275        5.91
Other                                                               163        6.73            2-3          36        5.50
                                                                 ------                                 ------

  Total cost                                                     $6,960        5.99%           2-2      $2,241        5.53%
                                                                 ======       =====                     ======       =====

Estimated fair value                                             $6,903                                 $2,226
                                                                 ======                                 ======

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                                         $  423        6.68%           2-2      $   76        6.17%
Securities of U.S. government agencies and corporations           1,032        5.41            2-2          80        5.23
Private collateralized mortgage obligations                         981        6.46            3-8          81        6.13
Other                                                                25       22.40            5-2          --          --
                                                                 ------                                 ------


  Total cost                                                     $2,461        6.22%          2-10      $  237        5.84%
                                                                 ======       =====                     ======       =====

Estimated fair value                                             $2,439                                 $  233
                                                                 ======                                 ======

TOTAL COST OF DEBT SECURITIES                                    $9,421        6.05%           2-4      $2,478        5.56%
                                                                 ======       =====           ====      ======       =====
==========================================================================================================================
===================================================================================================================================
                                                                                                                 September 30, 1995
                                                                 ------------------------------------------------------------------
                                                                                              Expected remaining principal maturity
                                                                 ------------------------------------------------------------------
                                                                     After one year        After five years
                                                                 through five years       through ten years         After ten years
                                                                 ------------------      ------------------      ------------------
(in millions)                                                    Amount       Yield      Amount       Yield      Amount       Yield
-----------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:
U.S. Treasury securities                                         $  474        5.28%       $ --          --%       $ --          --%
Securities of U.S. government agencies and corporations           2,471        6.09         622        7.12         111        7.40
Private collateralized mortgage obligations                         888        6.12          26        6.12          --          --
Other                                                               125        7.09          --          --           2        6.37
                                                                 ------                    ----                    ----

  Total cost                                                     $3,958        6.03%       $648        7.08%       $113        7.38%
                                                                 ======       =====        ====       =====        ====       =====

Estimated fair value                                             $3,920                    $645                    $112
                                                                 ======                    ====                    ====

AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                                         $  347        6.79%       $ --          --%       $ --          --%
Securities of U.S. government agencies and corporations             947        5.42           5        5.81          --          --
Private collateralized mortgage obligations                         669        6.25         221        6.46          10       23.52
Other                                                                --          --          25       22.40          --          --
                                                                 ------                    ----                    ----

  Total cost                                                     $1,963        5.95%       $251        8.03%       $ 10       23.52%
                                                                 ======       =====        ====       =====        ====       =====

Estimated fair value                                             $1,936                    $258                    $ 12
                                                                 ======                    ====                    ====

TOTAL COST OF DEBT SECURITIES                                    $5,921        6.00%       $899        7.35%       $123        8.69%
                                                                 ======       =====        ====       =====        ====       =====
===================================================================================================================================


(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 4 months at September 30, 1995, compared with 2 years and 7 months at June 30, 1995 and 2 years and 10 months at December 31, 1994. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

LOAN PORTFOLIO
=======================================================================================================

                                                                                               % Change
                                                                                    Sept. 30, 1995 from
                                                                                    -------------------
                                               SEPT. 30,    Dec. 31,   Sept. 30,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1994        1994        1994        1994
-------------------------------------------------------------------------------------------------------
Commercial (1)(2)                               $ 9,247     $ 8,162     $ 7,511          13 %        23 %
Real estate 1-4 family first mortgage (3)         4,496       9,050       8,883         (50)        (49)
Other real estate mortgage (4)                    7,943       8,079       8,040          (2)         (1)
Real estate construction                          1,283       1,013         950          27          35
Consumer:
  Real estate 1-4 family junior lien mortgage     3,365       3,332       3,342           1           1
  Credit card                                     3,852       3,125       2,830          23          36
  Other revolving credit and monthly payment      2,479       2,229       2,071          11          20
                                                -------     -------     -------
    Total consumer                                9,696       8,686       8,243          12          18
Lease financing                                   1,610       1,330       1,300          21          24
Foreign                                              23          27          24         (15)         (4)
                                                -------     -------    --------
    Total loans (net of unearned income,
      including net deferred loan fees,
      of $431, $361 and $348)                   $34,298     $36,347     $34,951          (6)%        (2)%
                                                =======     =======     =======        ====        ====

=======================================================================================================

(1) Includes loans to real estate developers of $455 million, $525 million and $371 million at September 30, 1995, December 31, 1994 and September
     30, 1994, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $931 million, $822 million and $696 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.
(3) Excludes mortgage loans held for sale at September 30, 1995 of $510 million, net of an estimated $13 million write-down to the lower of cost or estimated market.
(4) Includes agricultural loans that are secured by real estate of $247 million, $256 million and $260 million at September 30, 1995,
     December 31, 1994 and September 30, 1994, respectively.


The commercial loan portfolio grew by $1.1 billion in the first nine months of 1995. This increase predominantly reflected growth in middle market and small business loans resulting from ongoing marketing efforts.


The increase in the credit card loan portfolio during the first nine months of 1995 was due to new accounts resulting from nationwide direct mail campaigns as well as increased loan balances from the Company's existing cardholders.

The table below presents comparative period-end commercial real estate loans.

=======================================================================================================

                                                                                               % Change
                                                                                    Sept. 30, 1995 from
                                                                                    -------------------
                                               SEPT. 30,    Dec. 31,   Sept. 30,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1994        1994        1994        1994
-------------------------------------------------------------------------------------------------------
Commercial loans to
  real estate developers (1)                    $   455     $   525     $   371         (13)%        23 %
Other real estate mortgage                        7,943       8,079       8,040          (2)         (1)
Real estate construction                          1,283       1,013         950          27          35
                                                -------     -------     -------
    Total                                       $ 9,681     $ 9,617     $ 9,361           1 %         3 %
                                                =======     =======     =======        ====        ====

Nonaccrual loans                                $   413     $   416     $   473          (1)%       (13)%
                                                =======     =======     =======        ====        ====

Nonaccrual loans as a % of total                    4.3%        4.3%        5.1%
                                                =======     =======     =======

=======================================================================================================

(1)  Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS
=======================================================================================================

                                               SEPT. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1995        1995        1994        1994
-------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (1)(2)                               $ 128       $ 121       $  79       $  88       $ 109
  Real estate 1-4 family first mortgage              56          64          71          81          76
  Other real estate mortgage (3)                    335         373         324         328         334
  Real estate construction                           55          58          77          58         101
  Consumer:
    Real estate 1-4 family junior lien mortgage      11          12          12          11          14
    Other revolving credit and monthly payment        1           3           3           1           3
                                                  -----       -----       -----       -----       -----
      Total nonaccrual loans (4)                    586         631         566         567         637
Restructured loans                                   14          13          15          15           4
                                                  -----       -----       -----       -----       -----
Nonaccrual and restructured loans                   600         644         581         582         641
As a percentage of total loans (5)                  1.8%        1.9%        1.8%        1.6%        1.8%

Foreclosed assets (6)                               214         224         273         272         306
Real estate investments (7)                          13          14          17          17          12
                                                  -----       -----       -----       -----       -----
Total nonaccrual and restructured loans
  and other assets                                $ 827       $ 882       $ 871       $ 871       $ 959
                                                  =====       =====       =====       =====       =====

=======================================================================================================

(1) Includes loans to real estate developers of $23 million, $27 million, $28 million, $30 million and $38 million at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994 and September 30, 1994,
     respectively.
(2) Includes agricultural loans of $7 million or less for all periods presented.
(3) Includes agricultural loans secured by real estate of $1 million or less for all periods presented.
(4) Of the total nonaccrual loans at September 30, 1995, June 30, 1995 and March 31, 1995, $468 million, $516 million and $442 million, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(5) Total loans exclude mortgage loans held for sale at September 30, 1995, June 30, 1995 and March 31, 1995.
(6) Includes agricultural properties of $23 million or less for all periods presented.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $116 million, $75 million, $64 million, $54 million and $26 million at September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994 and September 30, 1994,
     respectively.

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

The table below summarizes the quarterly trend of the changes in total nonaccrual loans.


=======================================================================================================

                                               SEPT. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1995        1995        1994        1994
-------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $631        $566        $567        $637        $712
New loans placed on nonaccrual                      108         173         127          71          93
Loans purchased                                      --           1          13          25          --
Loans sold                                          (13)         --          --          --          --
Charge-offs                                         (27)        (18)        (28)        (25)        (38)
Payments                                            (70)        (49)        (55)        (61)        (71)
Transfers to foreclosed assets                      (29)        (19)        (36)        (18)        (14)
Loans returned to accrual                           (14)        (23)        (24)        (62)        (45)
Other additions                                      --          --           2          --          --
                                                   ----        ----        ----        ----        ----

BALANCE, END OF QUARTER                            $586        $631        $566        $567        $637
                                                   ====        ====        ====        ====        ====

=======================================================================================================


The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended September 30, 1995 and June 30, 1995.

==================================================================================================================================

                                                           Real estate
                                                            1-4 family     Other real
                                                                 first         estate    Real estate
(in millions)                                Commercial       mortgage       mortgage   construction       Consumer          Total
----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30, 1995
BALANCE, BEGINNING OF QUARTER                     $ 121           $ 64           $373           $ 58            $15           $631
New loans placed on nonaccrual (1)(2)                40             25             40             --              3            108
Loans sold                                           --             --            (13)            --             --            (13)
Charge-offs                                         (12)             1            (14)            (1)            (1)           (27)
Payments:
  Principal (3)                                     (18)            (7)           (29)            (1)            (3)           (58)
  Interest applied to principal                      (3)            --             (8)            (1)            --            (12)
Transfers to foreclosed assets                       --            (21)            (7)            --             (1)           (29)
Loans returned to accrual                            --             (6)            (7)            --             (1)           (14)
                                                  -----           ----           ----           ----            ---           ----
BALANCE, END OF QUARTER                           $ 128           $ 56           $335           $ 55            $12           $586
                                                  =====           ====           ====           ====            ===           ====

QUARTER ENDED JUNE 30, 1995
Balance, beginning of quarter                     $  79           $ 71           $324           $ 77            $15           $566
New loans placed on nonaccrual (1)(2)                61             24             83              1              4            173
Loans purchased                                      --             --              1             --             --              1
Charge-offs                                          (6)            --            (11)            (1)            --            (18)
Payments:
  Principal                                          (8)            (4)            (8)           (17)            (2)           (39)
  Interest applied to principal                      (2)            --             (6)            (2)            --            (10)
Transfers to foreclosed assets                       --            (15)            (3)            --             (1)           (19)
Loans returned to accrual                            (3)           (12)            (7)            --             (1)           (23)
                                                  -----           ----           ----           ----            ---           ----
Balance, end of quarter                           $ 121           $ 64           $373           $ 58            $15           $631
                                                  =====           ====           ====           ====            ===           ====

==================================================================================================================================

(1) No commercial loan placed on nonaccrual status during the third and second quarters of 1995 exceeded $26 million. A major portion of these loans is located in Central and Southern California.
(2) No other real estate mortgage loan placed on nonaccrual status in the third and second quarters of 1995 exceeded $15 million. The majority of these loans are located in Southern California.
(3) The amount for other real estate mortgage loans primarily reflected the payoff of a loan.

The table below summarizes the quarterly trend of the changes in foreclosed assets.

=======================================================================================================

                                               SEPT. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1995        1995        1994        1994
-------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $224        $273        $272        $306        $344
Additions                                            30          19          42          19          30
Sales                                               (32)        (62)        (29)        (37)        (64)
Charge-offs                                          (3)         (2)         (2)        (11)         (1)
Write-downs                                          (5)         (1)         (3)         (2)         (2)
Other deductions                                     --          (3)         (7)         (3)         (1)
                                                   ----        ----        ----        ----        ----

BALANCE, END OF QUARTER                            $214        $224        $273        $272        $306
                                                   ====        ====        ====        ====        ====

=======================================================================================================

Approximately 57% of the foreclosed assets at September 30, 1995 have been in the Company's portfolio less than two years.


NONACCRUAL LOANS BY PERFORMANCE CATEGORY

At September 30, 1995, an estimated $267 million, or 46%, of nonaccrual loans were either current or less than 90 days past due, compared with an estimated $299 million, or 47%, at June 30, 1995.

For all loans on nonaccrual during the third and second quarters of 1995 (including loans no longer on nonaccrual at September 30, 1995 and June 30, 1995), cash interest payments of $15 million and $16 million, respectively, were received while the loans were on nonaccrual status. Of the $15 million received in the third quarter of 1995, $8 million was recognized as interest income and $7 million was applied to principal. Of the $16 million received in the second quarter of 1995, $6 million was recognized as interest income and $10 million was applied to principal. The average nonaccrual book principal loan balances (net of charge-offs and interest applied to principal) were $604 million and $592 million for the quarters ended September 30, 1995 and June 30, 1995, respectively.

The table on the following page presents the estimated amount of nonaccrual loans that were contractually past due and those that were contractually current at the end of the third and second quarters of 1995. There can be no assurance that individual borrowers will continue to perform at the level indicated or that the performance characteristics will not change significantly. Both book and contractual principal balances are presented in the table, the difference reflecting charge-offs and interest applied to principal. The ratio of book to contractual principal balance was 65% at September 30, 1995, compared with 68% at June 30, 1995.

========================================================================================================================

                                                                                          Cumulative
                                                                                                cash
                                                        Book                                interest         Contractual
                                                   principal          Cumulative          applied to           principal
(in millions)                                        balance       charge-offs(5)        principal(5)            balance
------------------------------------------------------------------------------------------------------------------------

                                                                                                      SEPTEMBER 30, 1995
                                               -------------------------------------------------------------------------
Contractually past due (1):

  Payments not made (2):
    90 days or more past due                            $ 90                $  2                $ --                $ 92
    Less than 90 days past due                             5                  --                  --                   5
                                                        ----                ----                ----                ----
                                                          95                   2                  --                  97
                                                        ----                ----                ----                ----

  Payments made (3):
    90 days or more past due                             229                 131                  48                 408
    Less than 90 days past due                            38                   6                   8                  52
                                                        ----                ----                ----                ----
                                                         267                 137                  56                 460
                                                        ----                ----                ----                ----

      Total past due                                     362                 139                  56                 557

Contractually current (4)                                224                  66                  53                 343
                                                        ----                ----                ----                ----

Total nonaccrual loans                                  $586                $205                $109                $900
                                                        ====                ====                ====                ====

------------------------------------------------------------------------------------------------------------------------

                                                                                                           June 30, 1995
                                               -------------------------------------------------------------------------
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
                                                        ====                ====                ====                ====

========================================================================================================================

(1) Past due is defined as a borrower whose loan principal or interest payment is 30 days or more past due.
(2)  Borrower has made no payments since being placed on nonaccrual.
(3) Borrower has made some payments since being placed on nonaccrual. Approximately $197 million and $259 million of these loans had some payments made on them during the third and second quarters of 1995, respectively.
(4) Current is defined as a loan for which principal and interest are being paid in accordance with the terms of the loan or is less than 30 days past due. All of the contractually current loans were placed on nonaccrual due to uncertainty of receiving full timely collection of interest or principal.
(5)  Cumulative amounts recorded since inception of the loan.

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


=======================================================================================================

                                               SEPT. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,
(in millions)                                      1995        1995        1995        1994        1994
-------------------------------------------------------------------------------------------------------
Commercial                                         $ 15        $  1        $  9        $  6        $  7
Real estate 1-4 family first mortgage                 7           8          14          18          19
Other real estate mortgage                           29          66          58          47          45
Real estate construction                              4          --           1          --           1
Consumer:
  Real estate 1-4 family junior lien mortgage         4           5           4           4           5
  Credit card                                        75          54          46          42          31
  Other revolving credit and monthly payment          1           1          --           1           5
                                                   ----        ----        ----        ----        ----
      Total consumer                                 80          60          50          47          41
                                                   ----        ----        ----        ----        ----

  Total                                            $135        $135        $132        $118        $113
                                                   ====        ====        ====        ====        ====

=======================================================================================================

ALLOWANCE FOR LOAN LOSSES

==================================================================================================================================

                                                                                       Quarter ended             Nine months ended
                                                                    --------------------------------          --------------------
                                                                    SEPT. 30,    June 30,   Sept. 30,         SEPT. 30,   Sept. 30,
(in millions)                                                           1995        1995        1994              1995        1994
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                          $1,947      $2,017      $2,120            $2,082      $2,122

Provision for loan losses                                                 --          --          50                --         170

Loan charge-offs:
  Commercial (1)                                                         (15)        (10)         (9)              (32)        (39)
  Real estate 1-4 family first mortgage                                   (4)         (3)         (5)              (10)        (16)
  Other real estate mortgage                                             (15)        (12)        (23)              (49)        (58)
  Real estate construction                                                (1)         (1)         (9)               (5)        (14)
  Consumer:
    Real estate 1-4 family junior lien mortgage                           (5)         (4)         (5)              (12)        (20)
    Credit card                                                          (55)        (46)        (32)             (138)       (107)
    Other revolving credit and monthly payment                           (15)        (13)         (7)              (38)        (25)
                                                                      ------      ------      ------            ------      ------
        Total consumer                                                   (75)        (63)        (44)             (188)       (152)
  Lease financing                                                         (4)         (3)         (3)              (11)        (11)
                                                                      ------      ------      ------            ------      ------
          Total loan charge-offs                                        (114)        (92)        (93)             (295)       (290)
                                                                      ------      ------      ------            ------      ------

Loan recoveries:
  Commercial (2)                                                          17           6          10                31          30
  Real estate 1-4 family first mortgage                                    1           1           2                 3           6
  Other real estate mortgage                                               7           7           7                20          19
  Real estate construction                                                --          --           5                 1          12
  Consumer:
    Real estate 1-4 family junior lien mortgage                            1           1           1                 3           3
    Credit card                                                            3           3           3                 9          15
    Other revolving credit and monthly payment                             4           3           3                 9           8
                                                                      ------      ------      ------            ------      ------
        Total consumer                                                     8           7           7                21          26
  Lease financing                                                          6           1           2                 9          15
                                                                      ------      ------      ------            ------      ------
          Total loan recoveries                                           39          22          33                85         108
                                                                      ------      ------      ------            ------      ------
            Total net loan charge-offs                                   (75)        (70)        (60)             (210)       (182)
                                                                      ------      ------      ------            ------      ------

BALANCE, END OF PERIOD                                                $1,872      $1,947      $2,110            $1,872      $2,110

                                                                      ======      ======      ======            ======      ======

Total net loan charge-offs as a percentage
  of average loans (annualized)                                          .86 %       .84 %       .69 %             .81 %       .72 %
                                                                      ======      ======      ======            ======      ======

Allowance as a percentage of total loans (3)                            5.46 %      5.74 %      6.04 %            5.46 %      6.04 %
                                                                      ======      ======      ======            ======      ======

==================================================================================================================================

(1) There were no charge-offs of commercial loans to real estate developers for any of the periods presented, except for $10 million in the nine months ended September 30, 1994.
(2) Includes recoveries from loans to real estate developers of $1 million, $1 million and $2 million in the quarters ended September 30, 1995, June 30, 1995 and September 30, 1994, respectively, and $3 million and $2 million in the nine months ended September 30, 1995 and 1994, respectively.
(3) Total loans exclude mortgage loans held for sale at September 30, 1995 and June 30, 1995.

The table below presents net charge-offs by loan category.

==================================================================================================================================

                                                                                                                     Quarter Ended
                                                          ------------------------------------------------------------------------
                                                          SEPTEMBER 30, 1995              June 30, 1995         September 30, 1994
                                                         -------------------        -------------------        -------------------
                                                                        % OF                       % of                       % of
                                                                     AVERAGE                    average                    average
(in millions)                                             AMOUNT     LOANS(1)        Amount     loans(1)        Amount     loans(1)
----------------------------------------------------------------------------------------------------------------------------------
Commercial                                                  $ (2)       (.06)%         $  4         .22%          $ (1)       (.04)%
Real estate 1-4 family first mortgage                          3         .21              2         .14              3         .12
Other real estate mortgage                                     8         .41              5         .24             16         .72
Real estate construction                                       1         .28              1         .33              4        1.54
Consumer:
  Real estate 1-4 family junior lien mortgage                  4         .47              3         .42              4         .49
  Credit card                                                 52        5.49             43        4.95             29        4.27
  Other revolving credit and monthly payment                  11        1.78             10        1.65              4         .98
                                                            ----                       ----                       ----
    Total consumer                                            67        2.78             56        2.44             37        1.89
Lease financing                                               (2)       (.54)             2         .60              1         .32
                                                            ----                       ----                       ----

  Total net loan charge-offs                                $ 75         .86 %         $ 70         .84%          $ 60         .69 %
                                                            ====        ====           ====        ====           ====        ====

==================================================================================================================================

(1)  Calculated on an annualized basis.


The largest category of net charge-offs in the first three quarters of 1995 was credit card loans, comprising more than 50% of total net charge-offs in each period. The total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans is expected to continue to increase in the fourth quarter of 1995, partially reflecting a 36% increase in the portfolio since the second quarter of 1994.

The Company considers the allowance for loan losses of $1,872 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at September 30, 1995. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. There was no provision for loan losses in the first nine months of 1995, compared with $170 million in the same period a year ago. Assuming the economic recovery in California continues and there is no material adverse change in the Company's credit quality, there is likely to be no provision for the fourth quarter of 1995.

OTHER ASSETS

==========================================================================================

                                                SEPTEMBER 30,   December 31,  September 30,
(in millions)                                           1995           1994           1994
------------------------------------------------------------------------------------------
Net deferred tax asset (1)                            $  908         $  998         $  953
Nonmarketable equity investments                         425            407            405
Certain identifiable intangible assets                   404            388            343
Foreclosed assets                                        214            272            306
Other                                                    708            495            465
                                                      ------         ------         ------

     Total other assets                               $2,659         $2,560         $2,472
                                                      ======         ======         ======

==========================================================================================

(1)  Net of a valuation allowance of $2 million for all periods presented.

The Company estimates that approximately $770 million of the $908 million net deferred tax asset at September 30, 1995 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $138 million relates to approximately
$1.9 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately
$1.1 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Certain identifiable intangible assets include purchased mortgage servicing rights of $156 million, $96 million and $36 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. The identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $25 million, $18 million and $18 million for the quarters ended September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, FAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell.

In May 1995, the FASB issued FAS 122, Accounting for Mortgage Servicing Rights. This Statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale, rights to service those loans be recognized as separate assets, similar to purchased mortgage servicing rights. This Statement also requires that all mortgage servicing rights be assessed for impairment based on the fair value of those rights.

These Statements are effective January 1, 1996; earlier implementation is encouraged. The Company has not yet determined when it will implement these Statements; however, it is currently expected that, upon adoption, the Statements will not have a material effect on its financial statements, assuming for the purposes of FAS 122 that there will not be a significant change in the current interest rate environment.

DEPOSITS

==========================================================================================

                                                SEPTEMBER 30,   December 31,  September 30,
(in millions)                                           1995           1994           1994
------------------------------------------------------------------------------------------
Noninterest-bearing                                  $ 9,627        $10,145        $ 9,447
Interest-bearing checking                              4,067          4,518          4,486
Market rate and other savings                         14,850         16,713         18,143
Savings certificates                                   8,607          7,132          7,021
                                                     -------        -------        -------
  Core deposits                                       37,151         38,508         39,097
Other time deposits                                      248            284            302
Deposits in foreign offices (1)                        1,549          3,540            601
                                                     -------        -------        -------


     Total deposits                                  $38,948        $42,332        $40,000
                                                     =======        =======        =======

==========================================================================================

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

The decrease in the Company's RBC and leverage ratios at September 30, 1995 compared with December 31, 1994 resulted primarily from the repurchases of common stock of 2.1 million shares, 1.2 million shares and 1.2 million shares in the first, second and third quarters of 1995, respectively.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At September 30, 1995, the Bank had a Tier 1 RBC ratio of 10.36%, a combined Tier 1 and Tier 2 ratio of 13.52% and a leverage ratio of 7.77%.

The table below presents the Company's risk-based capital and leverage ratios.

==========================================================================================

                                                SEPTEMBER 30,   December 31,  September 30,
(in billions)                                           1995           1994           1994
------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                         $  3.4         $  3.4         $  3.5
  Preferred stock                                         .5             .5             .5
  Less goodwill and other deductions (1)                 (.5)           (.3)           (.4)
                                                      ------         ------         ------
    Total Tier 1 capital                                 3.4            3.6            3.6
                                                      ------         ------         ------
Tier 2:
  Mandatory convertible debt                              --             .1             .1
  Subordinated debt and unsecured senior debt            1.0            1.0            1.0
  Allowance for loan losses allowable in Tier 2           .5             .5             .5
                                                      ------         ------         ------
    Total Tier 2 capital                                 1.5            1.6            1.6

                                                      ------         ------         ------

        Total risk-based capital                      $  4.9         $  5.2         $  5.2
                                                      ======         ======         ======

Risk-weighted balance sheet assets                    $ 38.5         $ 38.3         $ 37.1
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                  2.6            1.9            1.7
  Standby letters of credit                               .6             .6             .6
  Other                                                   .3             .3             .2
                                                      ------         ------         ------
    Total risk-weighted off-balance sheet items          3.5            2.8            2.5
                                                      ------         ------         ------
Goodwill and other deductions (1)                        (.5)           (.3)           (.4)
Allowance for loan losses not included in Tier 2        (1.4)          (1.6)          (1.6)
                                                      ------         ------         ------

        Total risk-weighted assets                    $ 40.1         $ 39.2         $ 37.6
                                                      ======         ======         ======

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)               8.56 %         9.09 %         9.62 %
  Total capital (8% minimum requirement)               12.25          13.16          13.93

Leverage ratio (3% minimum requirement) (2)             6.93 %         6.89 %         7.01 %


==========================================================================================

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a net negative impact on the net interest margin from an increasing rate environment. At September 30, 1995, the under-one-year cumulative gap was a $432 million (.9% of total assets) net liability position, compared with net liability positions of $293 million (.6% of total assets) at June 30, 1995 and $520 million (1.0% of total assets) at December 31, 1994. The increase in the net liability position at September 30, 1995, compared with June 30, 1995, was primarily due to decreases in mortgage loans held for sale, federal funds sold and securities purchased under resale agreements and real estate 1-4 family first mortgages. This was substantially offset by a decrease in federal funds purchased and securities sold under repurchase agreements.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking and certain savings deposits in the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $8.7 billion, $8.9 billion and $10.1 billion at September 30, 1995, June 30, 1995 and December 31, 1994, respectively.

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

The following table summarizes the aggregate notional or contractual amounts, credit risk amounts and net fair values for the Company's derivative financial instruments at September 30, 1995 and December 31, 1994.

==================================================================================================================================
                                                                      SEPTEMBER 30, 1995                         December 31, 1994
                                                     -----------------------------------       -----------------------------------
                                                     NOTIONAL OR      CREDIT   ESTIMATED       Notional or      Credit   Estimated
                                                     CONTRACTUAL        RISK        FAIR       contractual        risk        fair
(in millions)                                             AMOUNT    AMOUNT(3)      VALUE            amount    amount(3)      value
----------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts                                    $ 5,126        $ --        $ --           $ 5,009        $ --        $ --
    Forward contracts                                         --          --          --                 8          --          --
    Floors purchased (1)                                  15,790         117         117            14,355          25          25
    Caps purchased (1)                                       236           2           2               244           6           6
    Futures options purchased                                300          --          --                --          --          --
    Swap contracts (1)                                     5,126          89          65             3,103           3         (65)

  Foreign exchange contracts:
    Cross currency swaps (1)                                 118          92          92               118          76          76
    Forward contracts (1)                                     25          --          --                25          --          --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                                         30          --          --                --          --          --
    Floors written                                             6          --          --                --          --          --
    Caps written                                           1,137          --          (6)            1,039          --         (15)
    Floors purchased (1)                                       6          --          --                --          --          --
    Caps purchased (1)                                     1,200           6           6             1,016          15          15
    Swap contracts (1)                                       425           1          --               176           1          --

  Foreign exchange contracts (2):
    Forward and spot contracts (1)                           698          12           1               590           7          --
    Option contracts purchased                                46           1           1               319          --          --
    Option contracts written                                  36          --          (1)              318          --          --

==================================================================================================================================

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

               11    Computation of Earnings Per Common Share

               27    Financial Data Schedule

               99(a) Computation of Ratios of Earnings to Fixed Charges -- the
                     ratios of earnings to fixed charges, including interest on deposits, were 2.24 and 2.23 for the quarters ended September 30, 1995 and 1994, respectively, and 2.09 and
                     2.28 for the nine months ended 1995 and 1994, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.90 and 5.12 for the quarters ended September 30, 1995 and 1994, respectively, and 4.22 and
                     5.53 for the nine months ended September 30, 1995 and 1994, respectively.

                 (b) Computation of Ratios of Earnings to Fixed Charges and
                     Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.13 and 2.11 for the quarters ended September 30, 1995 and 1994, respectively, and 2.00 and
                     2.13 for the nine months ended September 30, 1995 and 1994, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were
                     4.25 and 4.29 for the quarters ended September 30, 1995 and 1994, respectively, and 3.71 and 4.46 for the nine months ended September 30, 1995 and 1994, respectively.

                 (c) Press release, dated November 6, 1995, containing the
                     Company's response to the announcement of First Interstate Bancorp's merger plan with First Bank System, Inc.

                 (d) Press release, dated November 13, 1995, announcing that the Company increased its offer for First Interstate Bancorp and intends to take its offer directly to the stockholders of First Interstate Bancorp. The Company also intends to begin consent and proxy solicitations.

          (b) The Company filed the following reports on Form 8-K during the third quarter of 1995 and through the date hereof:

               (1) July 18, 1995, under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1995

               (2) October 17, 1995, under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1995

               (3) October 19, 1995, under Item 5, containing the Press Release that announced the Company's proposed merger with First Interstate Bancorp

               (4) October 24, 1995, under Item 5, containing the October 23 Press Release that announced the Company's intention to file a Hart-Scott-Rodino Act notification with the appropriate regulatory authorities in order to be in a position to purchase shares of First Interstate Bancorp. The notification was filed on October 24.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1995.


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