Form 10-K405
period 1995-12-31
WELLS FARGO & CO
filed 1996-03-19
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the year ended December 31, 1995      Commission file number 1-6214

                               -------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
   Title of Each Class                                     on Which Registered
   -------------------                                    ----------------------
 Common Stock, par value $5                              New York Stock Exchange
                                                         Pacific Stock Exchange
 Adjustable Rate Cumulative Preferred Stock, Series B    New York Stock Exchange
 9% Preferred Stock, Series C                            New York Stock Exchange
 8 7/8% Preferred Stock, Series D                        New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes   X    No
                                                 -----     -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is contained herein, or will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                 Yes   X    No
                                                 -----     -----

     As of February 16, 1996 (the latest practicable date), 46,994,234 shares of common stock were outstanding. On the same date, the aggregate market value of common stock held by nonaffiliates was approximately $11,704 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders - Incorporated into Parts I, II and IV.
Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders - Incorporated into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                           Page
                                                            --------------------------------------------
                                                            FORM      Annual                   Proxy
                                                            10-K      Report (1)               Statement (2)
                                                            ----      ------                   ---------
                                                               PART I

Item 1. Business
         Description of Business                            2-5       4-67                     --
         Statistical Disclosure:
           Distribution of Assets, Liabilities and
             Stockholders' Equity; Interest Rates
             and Interest Differential                      6         10-13                    --
           Investment Portfolio                             7         15-16, 39-40, 43-44      --
           Loan Portfolio                                   7-10      17-23, 40-41, 44-46      --
           Summary of Loan Loss Experience                  11-13     23-24, 41, 45-46         --
           Deposits                                         13        12-13, 24-25             --
           Return on Equity and Assets                      --        4-5                      --
           Short-Term Borrowings                            14        --                       --
Item 2. Properties                                          14        --                       --
Item 3. Legal Proceedings                                   --        59                       --
Item 4. Submission of Matters to a Vote of Security-
         Holders (in fourth quarter 1995) (3)               --        --                       --
        Executive Officers of the Registrant                15        --                       --

                                                              PART II

Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters                        --        34, 42                   --
Item 6. Selected Financial Data                             --        6                        --
Item 7. Management's Discussion and Analysis of Finan-
         cial Condition and Results of Operations           --        4-34                     --
Item 8. Financial Statements and Supplementary Data         --        35-67                    --
Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure (3)         --        --                       --

                                                              PART III

Item 10. Directors and Executive Officers of the
          Registrant                                        15        --                       7-11
Item 11. Executive Compensation                             --        --                       3-4, 12-17
Item 12. Security Ownership of Certain Beneficial
          Owners and Management                             --        --                       5-6
Item 13. Certain Relationships and Related Transactions     --        --                       20-22

                                                              PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                               16-18     35-67                    --

SIGNATURES                                                  19        --                       --
---------------------------------------------------------------------------------------------------------

(1) The 1995 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) The Proxy Statement dated March 13, 1996 for the 1996 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company (Parent) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Based on assets as of December 31, 1995, it was the 17th largest bank holding company in the United States. Its principal subsidiary is Wells Fargo Bank, N.A. (Bank), the ninth largest bank in the U.S. Wells Fargo & Company and its subsidiaries are hereinafter referred to as the Company.

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

          In January 1996, the Company announced it had entered into a definitive agreement with First Interstate Bancorp (First Interstate) to merge the two companies. At December 31, 1995, First Interstate had assets of $58.1 billion and was the 15th largest bank holding company in the nation. The merger is expected to close on April 1, 1996, subject to shareholder approval. The newly formed company will be operated under the Wells Fargo & Company name. The merger is discussed in the 1995 Annual Report to Shareholders.

          For further information, see the Line of Business Results section of the 1995 Annual Report to Shareholders.

          The following table shows selected information for the Bank:

-----------------------------------------------------------------------------------------------
                                                                                    December 31,
                                                 ----------------------------------------------
(in billions)                                      1995      1994      1993      1992      1991
-----------------------------------------------------------------------------------------------
Investment securities                             $ 8.5     $11.2     $12.7     $ 9.0     $ 3.6
Loans                                             $34.6     $35.7     $32.4     $36.0     $43.0
Assets                                            $48.6     $51.9     $50.7     $50.7     $51.6
Deposits                                          $39.0     $42.4     $42.4     $43.1     $44.5
Staff (full-time equivalent)                     18,426    19,522    19,644    21,276    20,954
Retail outlets (domestic, all California)           974       634       624       626       612
-----------------------------------------------------------------------------------------------


OTHER BANK SUBSIDIARIES

          In June 1995, the Company formed Wells Fargo Bank (Arizona), N.A., a new national bank subsidiary, to operate the Company's credit card business. The Company also has a majority ownership interest in the Wells Fargo HSBC Trade Bank, N.A. established in October 1995 that provides trade financing, letters of credit and collection services.

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

          Within the banking industry, ongoing consolidation has increased pressure on the Company from its most significant competitor in California, Bank of America, the second largest bank holding company in the United States based on assets as of December 31, 1995. Moreover, federal and state legislation adopted in recent years has increased competition by allowing banking organizations from other parts of the country to enter the Company's core geographic market (see "Supervision and Regulation" for further discussion of such legislation and the competitive environment in which the Company operates).

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

          Under the Act, the acquisition of substantially all of the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares by a bank holding company is subject to prior approval by the Board of Governors. In no case, however, may the Board approve the acquisition by the Parent of the voting shares of, or substantially all assets of, any bank located outside of California unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located or the Federal Deposit Insurance Corporation (FDIC) arranges the acquisition under its authority to aid financially troubled banks. Federal legislation enacted in 1994 will remove many of the remaining barriers to interstate expansion and acquisition. Bank holding companies which are adequately capitalized and adequately managed are now permitted to make interstate acquisitions of banks without regard to state law restrictions. Effective June 1, 1997, or earlier if authorized by state legislation, the merger of commonly owned banks in different states will also be permitted, except in states which have passed legislation to prohibit such mergers. The new statute will also permit banks to establish branches outside their home state in states which pass legislation to permit such interstate branching.

          The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the terms of transactions between the Bank and its affiliates and on any extension of credit to its affiliates. Dividends payable by the Bank to the Parent without the express approval of the Office of the Comptroller of the Currency are limited by a formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates, see
Note 2 to the Financial Statements in the 1995 Annual Report to Shareholders.

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

          Major regulatory changes affecting the Bank, banking and the financial services industry in general have occurred in the last several years and can be expected to occur increasingly in the future. Federal banking legislation since 1980 has deregulated interest rate ceilings on deposits at banks and thrift institutions and has increased the types of accounts that can be offered. Generally, federal banking legislation has narrowed the functional distinctions among financial institutions. The consumer and commercial banking powers of thrift institutions have expanded, and state-chartered banks are authorized to engage in all activities which are permissible for national banks and in certain cases may, with approval of the FDIC, engage in activities, such as insurance underwriting, which are not authorized for national banks.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year ended December 31,
                                                       ------------------------------------------------------------------
                                                                       1995 OVER 1994                      1994 over 1993
                                                       ------------------------------      ------------------------------
(in millions)                                          VOLUME        RATE       TOTAL      Volume        Rate       Total
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Federal funds sold and securities
    purchased under resale agreements                   $  (6)       $  3       $  (3)      $ (18)       $  2       $ (16)
  Investment securities:
    At fair value:
       U.S. Treasury Securities                            19          (1)         18          13          --          13
       Securities of U.S. government agencies
         and corporations                                  (8)         (4)        (12)         93          --          93
       Private collateralized mortgage obligations        (10)          1          (9)         80          --          80
       Other securities                                     1           4           5           6          --           6
    At cost:
       U.S. Treasury securities                           (54)          2         (52)          4          (6)         (2)
       Securities of U.S. government agencies
         and corporations                                 (89)          1         (88)       (127)        (27)       (154)
       Private collateralized mortgage obligations         (7)          2          (5)         19          16          35
       Other securities                                     1           1           2          (3)         --          (3)
  Mortgage loans held for sale                             76          --          76          --          --          --
  Loans:
    Commercial                                            149          52         201          (6)        (12)        (18)
    Real estate 1-4 family first mortgage                (190)         41        (149)        122         (79)         43
    Other real estate mortgage                             (2)         67          65        (119)         43         (76)
    Real estate construction                               16           9          25         (30)         10         (20)
    Consumer:
      Real estate 1-4 family junior lien mortgage          (3)         29          26         (39)         28         (11)
      Credit card                                         131           5         136          18          (6)         12
      Other revolving credit and monthly payment           39          24          63          12           3          15
    Lease financing                                        21           1          22           7          (8)         (1)
    Foreign                                                --          --          --           2          --           2
  Other                                                    --          --          --           3          --           3
                                                        -----        ----       -----       -----        ----       -----
    Total increase (decrease) in interest income           84         237         321          37         (36)          1
                                                        -----        ----       -----       -----        ----       -----

Increase (decrease) in interest expense:
  Deposits:
    Interest-bearing checking                              (7)          1          (6)         --         (10)        (10)
    Market rate and other savings                         (84)         47         (37)         (9)         13           4
    Savings certificates                                   49          74         123         (39)         (7)        (46)
    Other time deposits                                     6          (4)          2          (2)         --          (2)
    Deposits in foreign offices                            48          13          61          44          --          44
  Federal funds purchased and securities
    sold under repurchase agreements                       63          37         100          45          25          70
  Commercial paper and other short-term borrowings         17           5          22           1           3           4
  Senior debt                                             (18)         23           5         (12)         11          (1)
  Subordinated debt                                        (3)          9           6         (26)         13         (13)
                                                        -----        ----       -----       -----        ----       -----
    Total increase (decrease) in interest expense          71         205         276           2          48          50
                                                        -----        ----       -----       -----        ----       -----

Increase (decrease) in net interest income
  on a taxable-equivalent basis                         $  13        $ 32       $  45       $  35        $(84)      $ (49)
                                                        -----        ----       -----       -----        ----       -----
                                                        -----        ----       -----       -----        ----       -----
-------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES

          At December 31, 1995, there were no investment securities issued by a single issuer (excluding the U.S. government and its agencies and corporations) that exceeded 10% of stockholders' equity, except for private collateralized mortgage obligations issued by The Prudential Home Mortgage Securities Company, Inc. The securities issued by The Prudential Home Mortgage Securities Company, Inc. had a cost basis and fair value of $801 million and were distributed among 36 series of mortgage pass-through certificates; each series was collateralized by separate trusts. The largest series had a cost basis and fair value of $51 million.

LOAN PORTFOLIO

          The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1995 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1995, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.

----------------------------------------------------------------------------------------------------------------------------------

                                                                             DECEMBER 31, 1995
                                 -------------------------------------------------------------
                                                  OVER ONE YEAR
                                             THROUGH FIVE YEARS       OVER FIVE YEARS
                                             ------------------   -------------------
                                                       FLOATING              FLOATING
                                                             OR                    OR
                                 ONE YEAR   FIXED    ADJUSTABLE     FIXED  ADJUSTABLE                                 December 31,
                                  OR LESS    RATE          RATE      RATE        RATE           ----------------------------------
(in millions)                                                                            TOTAL     1994     1993     1992     1991
----------------------------------------------------------------------------------------------------------------------------------

Selected loan maturities:
  Commercial                       $5,365  $  330        $3,270    $   79      $  706  $ 9,750  $ 8,162  $ 6,912  $ 8,214  $11,270
  Real estate 1-4 family first
      mortgage (1)                     27      60            34     2,887       1,440    4,448    9,050    7,458    6,836    8,612
  Other real estate mortgage        1,846     888         3,286     1,145       1,098    8,263    8,079    8,286   10,128   10,751
  Real estate construction            749      75           483         5          54    1,366    1,013    1,110    1,600    2,055
  Foreign                              31      --            --        --          --       31       27       18        5        2
                                   ------  ------        ------    ------      ------  -------   ------  -------  -------  -------
           Total selected loan
             maturities            $8,018  $1,353        $7,073    $4,116      $3,298   23,858   26,331   23,784   26,783   32,690
                                   ------  ------        ------    ------      ------  -------   ------  -------  -------  -------
                                   ------  ------        ------    ------      ------  -------   ------  -------  -------  -------

Other loan categories:
  Real estate 1-4 family
      junior lien mortgage                                                               3,358    3,332    3,583    4,157    5,053
  Credit card                                                                            4,001    3,125    2,600    2,807    2,900
  Other revolving credit and
     monthly payment                                                                     2,576    2,229    1,920    1,979    2,286
                                                                                       -------   ------  -------  -------  -------
         Total consumer                                                                  9,935    8,686    8,103    8,943   10,239

  Lease financing                                                                        1,789    1,330    1,212    1,177    1,170
                                                                                       -------   ------  -------  -------  -------

           Total loans                                                                 $35,582  $36,347  $33,099  $36,903  $44,099
                                                                                       -------   ------  -------  -------  -------
                                                                                       -------   ------  -------  -------  -------
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes approximately $2 billion of fixed-initial-rate mortgage (FIRM) loans in the over 5 year fixed rate category. FIRM loans carry fixed rates during the first 3, 5, 7 or 10 years (based on the period selected by the borrower) of the loan term and carry adjustable rates thereafter.

UNDERWRITING POLICIES AND PRACTICES

          It is the policy of the Company to grant credit in accordance with the principles of sound risk management and the Company's business strategy. The Company obtains and analyzes sufficient information to ensure that the purpose of a credit extension is lawful and productive and that the borrower is able to repay as scheduled. Credit is structured in a manner consistent with such supporting analysis and is monitored to detect changes in quality. The Company's credit policies establish the fundamental credit principles which guide the Company in granting loans, leases, lines of credit, standby and commercial letters of credit, acceptances and commitments ("direct credit") to customers on an unsecured, partially secured or fully secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations. In addition, the Company provides products and services which could become direct credit exposure unless such products are offered on a "cash only" basis. These include: automated clearing house services, controlled disbursement, wire services, foreign exchange services, interest rate protection products, Federal fund lines to banks, cash letters and deposit accounts which create exposure by allowing use of funds advanced/uncollected funds ("operating credit"). Standardized documentation and underwriting and a study of the requirements of the secondary market are an explicit consideration in credit product development.

          The Company requires some degree of background check into character and credit history of all its credit customers. Extensions of credit must be supported by current financial information on the borrower (and guarantor) which is appropriate to the size and type of credit being offered; such information can denote any material which serves to inform the Company about the financial health of its credit customers. An accompanying credit analysis includes, at a minimum, an evaluation of the customer's financial strength and probability of repayment, with due consideration given to the negative factors which may affect the borrower's ability to meet repayment schedules. Collateral is valued in accordance with Company appraisal standards and, where applicable, appraisal regulations issued under FIRREA and other applicable law. For commercial real estate transactions, the recommending officer reviews and evaluates the key assumptions supporting the appraised value.

          In addition to a broad range of laws and regulations and the Company's credit policies, the Company has established minimum underwriting standards which delineate criteria for sources of repayment, financial strength and enhancements such as guarantees. The primary source of repayment will be recurring cash flow of the borrower or cash flow from the real estate project being financed. Underwriting standards include: minimum financial condition and cash flow hurdles for unsecured credit; maximum loan to collateral value ratios for secured products; minimum cash flow coverage of debt service, or debt to income ratios, for term products; minimum liquidity and maximum financial leverage requirements when lending to highly leveraged borrowers; and, for certain products, a description of any credit scoring criteria and methodology employed. Prudent credit practice will permit credit extensions which are an exception to the minimum underwriting standards; procedures for approval of exceptions are included in Company policy; and certain exceptions are reported to the Board of Directors.

          Generally, the Company's minimum underwriting standards for commercial real estate include various maximum loan-to-value ("LTV") ratios ranging from 50% to 80% depending on the type of collateral and the size and purpose of the loan; minimum debt service (stabilized net income divided by debt service cost) ranging from 1.10 to 1.30 depending on the type of property financed; and maximum terms ranging from 2 to 15 years for certain commercial property loans depending on the same loan/collateral characteristics. For example, a typical owner-occupied commercial real estate loan would most often have a maximum LTV of 80%, debt service coverage of 1.25 and a term of 4 to 15 years. For community reinvestment projects, the Company applies special underwriting criteria to its financing of construction of affordable multi-family housing in California built by non-profit as well as for-profit developers.

          Recently, the Company has devoted a limited portion of its commercial real estate portfolio to higher-risk loans, for which a commensurate return is expected. Such transactions include purchases of performing or distressed real estate loans at a discount, acquisition of rated and unrated tranches of commercial mortgage obligations, loan acquisition financing, mezzanine financing and origination of single assets for securitization. Many of the higher-yielding of these transactions may contain non-recourse provisions. In general, this business is more "opportunistic" in nature, as opposed to representing a highly defined lending program. As such, higher LTVs (up to 90% or 95%) will be underwritten on occasion, particularly in the case of junior and senior participating debt.

          Generally, commercial loan categories include unsecured loans and lines of credit with minimum debt service coverage (earnings before interest, taxes, depreciation and amortization divided by debt service cost) of 1.50 or higher depending on the specific credit analysis. Common forms of collateral pledged to secure commercial credit accommodations include accounts receivable, inventories, equipment, agricultural crops or livestock, marketable securities and cash or cash equivalent. Most transactions have minimum debt service requirements of 1.50, maximum terms of 1 to 7 years and/or LTVs in the range of 65% to 85%, based on an analysis of the collateral pledged. The newly created Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit, foreign exchange services and collection services, generally uses the same underwriting guidelines as the Company has established for its commercial lending functions.

          The Company also allocates a small percentage of its commercial loan portfolio to the origination of asset-based loans secured by "hard assets" (accounts receivable, inventory, equipment and/or real estate). In contrast to traditional commercial lending, asset-based borrowers generally do not have the ability to repay their debts through cash flow; therefore, such loans are fully secured and tailored to the growth and turnover of the borrower's self-liquidating asset base. Maximum LTVs are generally in the range of 65% to 85%, with specialized collateral monitoring and control procedures in place to mitigate risk exposure.

          The Company has devoted a focused product group to providing a full range of credit products to small businesses, generally those with three years of business operations, with annual sales of up to $10 million and in which the owner of the business is also the principal financial decision maker. Credit products include lines of credit, loans, leases and credit cards, granted on an unsecured, partially secured or fully secured basis depending on the product type or the applicant's financial strength. The group utilizes automated credit decision methods, in conjunction with more traditional credit analysis in some cases, to approve or decline requests for credit. An evaluation of the soundness and desirability of collateral, if any, is also required before an extension of credit will be made. Loan-to-value, debt service coverage and maximum loan term underwriting guidelines employed are, in general, similar to those described earlier for commercial and commercial real estate loan products.

          The Company is an active participant in the national auto finance market, underwriting primarily indirect leases and direct (branch-originated) loans, by employing a business strategy which emanated from a seasoned California practice. Most applicants for these credit products are assigned a credit score which is indicative of their relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The lending group bases its credit decisions on judgmental criteria including, but not limited to, this credit score. However, all credit decisions made contrary to an established cut-off score must be supported and documented by a credit officer with the appropriate approval authority.

          In a similar fashion, the Company offers credit cards and consumer loans and lines of credit on a national basis, although the majority of the portfolio is domiciled in California. The credit review process includes initial screens to ensure that applicants meet minimum age and income level requirements for the product requested. Fraud screens are also completed. Credit bureau reports are used to calculate the debt-to-income ratios and credit scores on which an evaluation of creditworthiness is based. If accepted by the credit score, applicants with major derogatory bureau information, minimal credit references or high debt ratios are reviewed by an analyst for possible overrides, with income verification and/or collateral verification required for certain products and loan amounts.

          Town Square Mortgage, a joint venture between the Company and Norwest Mortgage, Inc., began operations in October 1995 to fund residential mortgages for the Company's customers, with the Company servicing a portion of these loans. The loans are underwritten by Norwest Mortgage, Inc. The Company continues to provide second mortgage loans and lines of credit secured by first and second deeds of trust directly to its customers. The Company relies on cash flow as the primary source of repayment for these equity products. The nature of the credit review which is conducted depends on the product, but typically consists of an evaluation of the applicant's debt ratios and credit history, either judgmentally or using a credit score, along with a review of the collateral. Maximum combined LTVs will range from 50% to 100% depending on the amount and term of the loan.

          The above underwriting practices are general standards that are subject to change; the actual terms and conditions of a specific credit transaction are dependent on an analysis of the specific transaction.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------------
                                                                                  Year ended December 31,
                                                          ----------------------------------------------
(in millions)                                               1995      1994      1993      1992      1991
--------------------------------------------------------------------------------------------------------

Balance, beginning of year                                $2,082    $2,122    $2,067    $1,646    $  885
Allowance related to acquisitions (dispositions)              --        --        --        --        (2)
Provision for loan losses                                     --       200       550     1,215     1,335
Loan charge-offs:
  Commercial                                                 (55)      (54)     (110)     (238)     (402)
  Real estate 1-4 family first mortgage                      (13)      (18)      (25)      (17)      (11)
  Other real estate mortgage                                 (52)      (66)     (197)     (290)      (88)
  Real estate construction                                   (10)      (19)      (68)      (93)      (29)
  Consumer:
    Real estate 1-4 family junior lien mortgage              (16)      (24)      (28)      (28)       (7)
    Credit card                                             (208)     (138)     (177)     (189)     (161)
    Other revolving credit and monthly payment               (53)      (36)      (41)      (41)      (42)
                                                          ------    ------    ------    ------    ------
      Total consumer                                        (277)     (198)     (246)     (258)     (210)
  Lease financing                                            (15)      (14)      (18)      (19)      (19)
                                                          ------    ------    ------    ------    ------
      Total loan charge-offs                                (422)     (369)     (664)     (915)     (759)
                                                          ------    ------    ------    ------    ------
Loan recoveries:
  Commercial                                                  38        37        71        59        98
  Real estate 1-4 family first mortgage                        3         6         2         2        --
  Other real estate mortgage                                  53        22        47         9         2
  Real estate construction                                     1        15         4         3         3
  Consumer:
    Real estate 1-4 family junior lien mortgage                3         4         3         1        --
    Credit card                                               13        18        21        21        19
    Other revolving credit and monthly payment                12        11        12        12        11
                                                          ------    ------    ------    ------    ------
      Total consumer                                          28        33        36        34        30
    Lease financing                                           11        16         9         9         5
    Foreign                                                   --        --        --         1        49
                                                          ------    ------    ------    ------    ------
        Total loan recoveries                                134       129       169       117       187
                                                          ------    ------    ------    ------    ------
          Total net loan charge-offs                        (288)     (240)     (495)     (798)     (572)
Recoveries on the sale or swap of developing
  country loans                                               --        --        --         4        --
                                                          ------    ------    ------    ------    ------
Balance, end of year                                      $1,794    $2,082    $2,122    $2,067    $1,646
                                                          ------    ------    ------    ------    ------
                                                          ------    ------    ------    ------    ------

Total net loan charge-offs as a percentage of
  average total loans                                        .83%      .70%     1.44%     1.97%     1.22%
                                                          ------    ------    ------    ------    ------
                                                          ------    ------    ------    ------    ------

Allowance as a percentage of total loans                    5.04%     5.73%     6.41%     5.60%     3.73%
                                                          ------    ------    ------    ------    ------
                                                          ------    ------    ------    ------    ------
--------------------------------------------------------------------------------------------------------

          The Securities and Exchange Commission requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 333% and 367% at December 31, 1995 and 1994, respectively. This ratio may fluctuate significantly from period to period due to such factors as the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1995 Annual Report to Shareholders.

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

                     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      December 31,
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                            1995                1994                1993                1992                1991
---------------------------------------------------------------------------------------------------------------------------------

Commercial                             $  148              $  109              $  152              $  373              $  417
Real estate 1-4 family
  first mortgage                           46                  41                  39                  37                  33
Other real estate mortgage                165                 212                 357                 589                 350
Real estate construction                   49                  45                  92                 181                 121
Consumer:
    Credit card (1)                       332                  87                  96                 107                 239
    Other consumer                         87                  70                  87                  58                  51
                                       ------              ------              ------              ------              ------
      Total consumer                      419                 157                 183                 165                 290
Lease financing                            28                  21                  19                  17                  15
                                       ------              ------              ------              ------              ------
      Total allocated                     855                 585                 842               1,362               1,226
Unallocated component of
    the allowance (2)                     939               1,497               1,280                 705                 420
                                       ------              ------              ------              ------              ------
      Total                            $1,794              $2,082              $2,122              $2,067              $1,646
                                       ------              ------              ------              ------              ------
                                       ------              ------              ------              ------              ------

                                                                                                                      December 31,
                                -------------------------------------------------------------------------------------------------
                                        1995                1994                1993                1992                 1991
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                  ALLOC.     LOAN     Alloc.     Loan     Alloc.     Loan     Alloc.     Loan     Alloc.     Loan
                                  ALLOW.   CATGRY     allow.   catgry     allow.   catgry     allow.   catgry     allow.   catgry
                                   AS %      AS %      as %      as %      as %      as %      as %      as %      as %      as %
                                OF LOAN  OF TOTAL   of loan  of total   of loan  of total   of loan  of total   of loan  of total
                                 CATGRY     LOANS    catgry     loans    catgry     loans    catgry     loans    catgry     loans
                                -------  --------   -------  --------   -------  --------   -------  --------   -------  --------
Commercial                         1.52%       27%     1.34%       22%     2.20%       21%     4.54%       22%     3.70%       25%
Real estate 1-4 family
  first mortgage                   1.03        13       .45        25       .52        23       .54        19       .38        20
Other real estate mortgage         2.00        23      2.62        22      4.31        25      5.82        27      3.26        24
Real estate construction           3.59         4      4.44         3      8.29         3     11.31         4      5.89         5
Consumer:
    Credit card (1)                8.30        11      2.78         9      3.69         8      3.81         8      8.24         7
    Other consumer                 1.47        17      1.26        15      1.58        16       .95        17       .69        16
                                              ---                 ---                 ---                 ---                 ---
      Total consumer               4.22        28      1.81        24      2.26        24      1.85        25      2.83        23
Lease financing                    1.57         5      1.58         4      1.57         4      1.44         3      1.28         3
                                              ---                 ---                 ---                 ---                 ---
      Total                        5.04%      100%     5.73%      100%     6.41%      100%     5.60%      100%     3.73%      100%
                                   ----       ---      ----       ---      ----       ---      ----       ---      ----       ---
                                   ----       ---      ----       ---      ----       ---      ----       ---      ----       ---
---------------------------------------------------------------------------------------------------------------------------------

(1) In 1995, the calculation method for the allocation of the allowance for loan losses for credit card loans was changed, whereby the allocation now approximates 12 months of projected losses, compared with 7 months in 1992 to 1994 and 18 months in 1991.
(2) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.


     DEPOSITS

               At December 31, 1995, the contractual principal maturities of domestic time certificates of deposit and other time deposits issued in amounts of $100,000 or more were as follows (based on time remaining until maturity): $771 million maturing in 3 months or less; $541 million over 3 through 6 months; $517 million over 6 through 12 months and $270 million over 12 months.

               Time certificates of deposit and other time deposits issued by foreign offices in amounts of $100,000 or more represent substantially all of the foreign deposit liabilities of $876 million at December 31, 1995.

SHORT-TERM BORROWINGS

          The following table shows selected information for those short-term borrowings that exceed 30% of stockholders' equity:

--------------------------------------------------------------------------------------------------------
                                                                                  Year ended December 31,
                                                                    ------------------------------------
(in millions)                                                         1995           1994           1993
--------------------------------------------------------------------------------------------------------

FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER
  REPURCHASE AGREEMENTS (1)
Average amount outstanding                                          $3,401         $2,223         $1,051
Daily average rate                                                    5.84%          4.45%          2.79%
Highest month-end balance                                           $5,468         $3,887         $1,378
Year-end balance                                                    $2,781         $3,022         $1,079
Weighted average rate on
  outstandings at year end                                            5.43%          5.24%          2.67%
--------------------------------------------------------------------------------------------------------

(1)  These borrowings generally mature in less than 30 days.




PROPERTIES


          The Company owns and leases various properties, primarily in the financial district of San Francisco and other locations throughout California.

          The Company owns its 12-story headquarters building in San Francisco and a four-story administrative building and a five-story data processing center, both in El Monte, California. The Company is also a joint venture partner in a 54-story office building in downtown Los Angeles, of which approximately 200,000 square feet is occupied by administrative staff and 60,000 square feet is sublet. In addition, the Company leases approximately 2,100,000 square feet of office space for data processing support and various administrative departments in four major buildings in San Francisco, two other major locations in the San Francisco Bay Area and four major locations in Southern California.

          At December 31, 1995, the Bank operated 974 retail outlets (including 345 banking centers and 94 supermarket branches), of which 451 were in Northern California and 523 in Southern California. The Company owns the land and buildings occupied by 237 of the outlets and leases 737 outlets (including 337 banking centers). The leases are generally for terms not exceeding 30 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                             Date from
       Name                     Office held                  which held     Age
--------------------     -----------------------            ------------    ---

Paul Hazen               Chairman of the Board and          January 1995     54
                         Chief Executive Officer
William F. Zuendt        President and Chief                January 1995     49
                         Operating Officer
Michael J. Gillfillan    Vice Chairman and
                         Chief Credit Officer               January 1992     47
Rodney L. Jacobs         Vice Chairman and Chief            January 1990     55
                         Financial Officer
Charles M. Johnson       Vice Chairman                      January 1992     54
Clyde W. Ostler          Vice Chairman                      January 1990     49
Leslie L. Altick         Executive Vice President and       July 1995        45
                         Director of Investor Relations
Patricia R. Callahan     Executive Vice President           March 1993       42
                         and Personnel Director
Ross J. Kari             Executive Vice President           January 1995     37
                         and General Auditor
Frank A. Moeslein        Executive Vice President           May 1990         52
                         and Controller
Guy Rounsaville, Jr.     Executive Vice President,          March 1985       52
                         Chief Counsel and
                         Secretary
Eric D. Shand            Executive Vice President and       July 1995        43
                         Chief Loan Examiner

          The principal occupation of each of the executive officers during the past five years has been in the position reported above or in other positions as an officer with the Company, except for Eric D. Shand, who has been with the Company since 1993; prior to that, he was San Francisco Regional Director of the Office of Thrift Supervision.

          There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 35 through 67 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

     (2)  Financial Statement Schedules:

          All schedules are omitted, because the conditions requiring their filing do not exist.

     (3)  Exhibits:



          Exhibit
           number                          Description
           ------                          -----------
             2 Agreement and Plan of Merger, dated as of January 23, 1996, by and between Wells Fargo & Company and First Interstate Bancorp, as amended as of February 23, 1996, excluding all annexes and schedules, incorporated by reference to Appendix A to the Joint Proxy Statement of Wells Fargo & Company and First Interstate Bancorp and the Prospectus of Wells Fargo & Company dated February 27, 1996. The omitted annexes and schedules will be furnished supplementally to the Securities and Exchange Commission upon request.

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
              (e)  By-Laws

          Exhibit
           number                          Description
           ------                          -----------

             4(a) The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
              (b) Deposit Agreement dated as of October 24, 1991 among Wells Fargo & Company, Marine Midland Bank, N.A. as Depositary and the holders from time to time of the Depositary Shares representing one-twentieth of a share of 9% Preferred Stock, Series C, incorporated by reference to Exhibit 4(a) of Form 8-K filed October 24, 1991
              (c) Specimen of certificate for the 9% Preferred Stock, Series C, incorporated by reference to Exhibit 4(b) of Form 8-K filed October 24, 1991
              (d) Specimen of Depositary Receipt for the Depositary Shares, each representing a one-twentieth interest in a share of the 9% Preferred Stock, Series C, incorporated by reference to
                   Exhibit 4(c) of Form 8-K filed October 24, 1991
              (e) Deposit Agreement dated as of March 5, 1992 among Wells Fargo & Company, Marine Midland Bank, N.A. as Depositary and the holders from time to time of the Depositary Shares representing one-twentieth of a share of 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(a) of Form 8-K filed March 5, 1992
              (f) Specimen of certificate for the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(b) of Form 8-K filed March 5, 1992
              (g) Specimen of Depositary Receipt for the Depositary Shares, each representing a one-twentieth interest in a share of the 8 7/8% Preferred Stock, Series D, incorporated by reference to Exhibit 4(c) of Form 8-K filed March 5, 1992

            10(a)  Benefits Restoration Program
              (b) Deferral Plan for Directors, as amended through November 19, 1991, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1991
              (c) 1990 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991
              (d) 1987 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(d) of Form 10-K for the year ended December 31, 1991
              (e)  Director Retirement Plan, incorporated by reference to
                   Exhibit 10(e) of Form 10-K for the year ended December 31,
                   1993
              (f)  1990 Equity Incentive Plan
              (g) 1982 Equity Incentive Plan, as amended through November 15, 1988, incorporated by reference to Exhibit 10(g) of Form 10-K for the year ended December 31, 1993
              (h)  Executive Incentive Pay Plan
              (i)  Executive Loan Plan, incorporated by reference to Exhibit
                   10(i) of Form 10-K for the year ended December 31, 1994
              (j)  Passivity Agreement dated July 31, 1991 between the Company and Berkshire Hathaway Inc., including the form of proxy
                   granted in connection therewith, incorporated by reference to
                   Exhibit 19 of Form 10-Q for the quarter ended June 30, 1991
              (k) Long-Term Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement filed March 14, 1994

          Exhibit
           number                          Description
           ------                          -----------
              (l) Senior Executive Performance Plan, incorporated by reference to Exhibit B of the Proxy Statement filed March 14, 1994

            11     Computation of Earnings Per Common Share

            12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.19, 2.20, 1.90, 1.33 and 1.02 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.56, 5.04, 4.53, 2.56 and 1.10 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.
            12(b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.09, 2.07, 1.77, 1.26 and 1.00 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.99, 4.18, 3.51, 2.02 and 1.01 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

            13 1995 Annual Report to Shareholders -- only those sections of the Annual Report to Shareholders referenced in the index on page 1 are incorporated in the Form 10-K.

            21 Subsidiaries of the Registrant -- Wells Fargo & Company's only significant subsidiary, as defined, is Wells Fargo Bank, N.A.

            23     Consent of Independent Accountants

            27     Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1995 and through the date hereof in 1996:

     (1) October 17, 1995 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and nine months ended September 30, 1995

     (2) October 19, 1995 under Item 5, containing the Press Release that announced the Company's proposed merger with First Interstate Bancorp

     (3) October 24, 1995 under Item 5, containing the October 23 Press Release that announced the Company's intention to file a Hart-Scott-Rodino Act notification with the appropriate regulatory authorities in order to be in a position to purchase shares of First Interstate Bancorp

     (4) January 16, 1996 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1995 and the increase in the Company's common stock dividend

     (5) January 24, 1996 under Item 5, containing the January 24 Press Release that announced that the Company and First Interstate Bancorp have reached a definitive agreement to merge the two companies

     (6) January 31, 1996 under Item 5, containing the Agreement and Plan of Merger with First Interstate Bancorp, pursuant to which First Interstate will merge with and into the Company

     (7) February 29, 1996, under Item 5, containing the February 28 Press Release that announced that the joint proxy statement of the Company and First Interstate Bancorp had been declared effective by the Securities and Exchange Commission and that the Company has reached agreement with the Department of Justice and the Office of the Attorney General for California regarding divestitures

                            STATUS OF PRIOR DOCUMENTS

          The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1995, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1996.

                                  WELLS FARGO & COMPANY


                                  By:             FRANK A. MOESLEIN
                                      -----------------------------------------
                                                  Frank A. Moeslein
                                      (Executive Vice President and Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1996:

 PAUL HAZEN               Chairman of the Board         ROBERT K. JAEDICKE     Director
-----------------------    and Chief Executive         -----------------------
(Paul Hazen)               Officer (Principal          (Robert K. Jaedicke)
                           Executive Officer)
                                                        ELLEN M. NEWMAN        Director
                                                       -----------------------
                                                       (Ellen M. Newman)


 RODNEY L. JACOBS        Vice Chairman and Chief        PHILIP J. QUIGLEY       Director
-----------------------   Financial Officer            -----------------------
(Rodney L. Jacobs)        (Principal Financial         (Philip J. Quigley)
                          Officer)
                                                        CARL E. REICHARDT
                                                       -----------------------  Director
                                                       (Carl E. Reichardt)

 FRANK A. MOESLEIN       Executive Vice President                               Director
-----------------------   and Controller               -----------------------
(Frank A. Moeslein)       (Principal Accounting        (Donald B. Rice)
                          Officer)
                                                        SUSAN G. SWENSON
                                                       -----------------------  Director
                                                       (Susan G. Swenson)

 H. JESSE ARNELLE        Director                       CHANG-LIN TIEN          Director
-----------------------                                -----------------------
(H. Jesse Arnelle)                                     (Chang-Lin Tien)

 WILLIAM R. BREUNER      Director                       JOHN A. YOUNG           Director
-----------------------                                -----------------------
(William R. Breuner)                                   (John A. Young)

 WILLIAM S. DAVILA       Director                       WILLIAM F. ZUENDT       Director
-----------------------                                -----------------------
(William S. Davila)                                    (William F. Zuendt)

 RAYBURN S. DEZEMBER     Director
-----------------------
(Rayburn S. Dezember)
