Form 10-Q
period 1996-03-31
WELLS FARGO & CO
filed 1996-05-09
CIK 105598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996     Commission file number 1-6214

                             -----------------------

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

                                                      Shares Outstanding
                                                      April 30, 1996
                                                      ------------------

     Common stock, $5 par value                           95,901,593

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

     Consolidated Statement of Income ......................................  2
     Consolidated Balance Sheet  ...........................................  3
     Consolidated Statement of Changes in Stockholders' Equity .............  4
     Consolidated Statement of Cash Flows ..................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

     Summary Financial Data ................................................  7
     Overview ..............................................................  8
     Merger with First Interstate Bancorp ..................................  9
     Line of Business Results .............................................. 12
     Earnings Performance .................................................. 15
          Net Interest Income .............................................. 15
          Noninterest Income ............................................... 17
          Noninterest Expense .............................................. 19
          Income Taxes ..................................................... 20
     Balance Sheet Analysis ................................................ 21
          Investment Securities ............................................ 21
          Loan Portfolio ................................................... 24
               Commercial real estate ...................................... 24
          Nonaccrual and Restructured Loans and Other Assets ............... 25
               Changes in total nonaccrual loans ........................... 26
               Changes in nonaccrual loans by loan category ................ 26
               Changes in foreclosed assets ................................ 29
               Loans 90 days past due and still accruing ................... 29
          Allowance for Loan Losses ........................................ 30
          Other Assets ..................................................... 32
          Deposits ......................................................... 33
          Capital Adequacy/Ratios .......................................... 33
          Asset/Liability Management ....................................... 35
          Derivative Financial Instruments ................................. 36
          Liquidity Management ............................................. 37

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders .............. 38

Item 6.   Exhibits and Reports on Form 8-K ................................. 39

SIGNATURE .................................................................. 40
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

- -----------------------------------------------------------------
- -----------------------------------------------------------------
                                                          Quarter
                                                   ended March 31,
                                                  ---------------
(in millions)                                     1996       1995
- -----------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements              $    2    $    1
Investment securities                               128       165
Loans                                               875       858
Other                                                 1         1
                                                 ------    ------
    Total interest income                         1,006     1,025
                                                 ------    ------
INTEREST EXPENSE
Deposits                                            241       242
Federal funds purchased and securities sold under
  repurchase agreements                              36        56
Commercial paper and other short-term borrowings      5        10
Senior and subordinated debt                         48        52
                                                 ------    ------
    Total interest expense                          330       360
                                                 ------    ------
NET INTEREST INCOME                                 676       665
Provision for loan losses                            --        --
                                                 ------    ------
Net interest income after provision
  for loan losses                                   676       665
                                                 ------    ------
NONINTEREST INCOME
Service charges on deposit accounts                 122       118
Fees and commissions                                118       101
Trust and investment services income                 59        55
Investment securities gains (losses)                 --       (15)
Other                                                55       (17)
                                                 ------    ------
    Total noninterest income                        354       242
                                                 ------    ------
NONINTEREST EXPENSE
Salaries                                            181       172
Incentive compensation                               32        27
Employee benefits                                    54        53
Equipment                                            55        47
Net occupancy                                        53        53
Federal deposit insurance                             1        24
Other                                               191       161
                                                 ------    ------
    Total noninterest expense                       567       537
                                                 ------    ------
INCOME BEFORE INCOME TAX EXPENSE                    463       370
Income tax expense                                  199       137
                                                 ------    ------
NET INCOME                                       $  264    $  233
                                                 ------    ------
                                                 ------    ------
NET INCOME APPLICABLE TO COMMON STOCK            $  254    $  223
                                                 ------    ------
                                                 ------    ------
PER COMMON SHARE
Net income                                       $ 5.39    $ 4.41
                                                 ------    ------
                                                 ------    ------
Dividends declared                               $ 1.30    $ 1.15
                                                 ------    ------
                                                 ------    ------
Average common shares outstanding                  47.0      50.5
                                                 ------    ------
                                                 ------    ------
- -----------------------------------------------------------------
- -----------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
                                             MARCH 31,  December 31,     March 31,
(in millions)                                    1996          1995          1995
- ---------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $ 2,721       $ 3,375      $  2,708
Federal funds sold and securities
 purchased under resale agreements                 49           177            39
Investment securities:
 At fair value                                  8,435         8,920         2,403
 At cost (estimated fair value $7,928)             --            --         8,173
                                              -------       -------      --------
  Total investment securities                   8,435         8,920        10,576
Mortgage loans held for sale                       --            --         3,940
Loans                                          35,167        35,582        32,737
Allowance for loan losses                       1,681         1,794         2,017
                                              -------       -------      --------
   Net loans                                   33,486        33,788        30,720
                                              -------       -------      --------
Due from customers on acceptances                  79            98            74
Accrued interest receivable                       316           308           316
Premises and equipment, net                       859           862           892
Goodwill                                          373           382           408
Other assets                                    2,660         2,406         2,651
                                              -------       -------      --------
  Total assets                                $48,978       $50,316       $52,324
                                              -------       -------      --------
                                              -------       -------      --------
LIABILITIES
Noninterest-bearing deposits                  $ 9,740       $10,391       $ 9,431
Interest-bearing deposits                      28,066        28,591        29,566
                                              -------       -------      --------
  Total deposits                               37,806        38,982        38,997
Federal funds purchased and securities
 sold under repurchase agreements               2,243         2,781         4,770
Commercial paper and other short-term
 borrowings                                       225           195           526
Acceptances outstanding                            79            98            74
Accrued interest payable                          110            85           105
Other liabilities                               1,166         1,071         1,074
Senior debt                                     1,881         1,783         1,454
Subordinated debt                               1,266         1,266         1,484
                                              -------       -------      --------
  Total liabilities                            44,776        46,261        48,484
                                              -------       -------      --------
STOCKHOLDERS' EQUITY
Preferred stock                                   489           489           489
Common stock - $5 par value,
 authorized 150,000,000 shares;
 issued and outstanding 46,999,455 shares,
 46,973,319 shares and 49,579,908 shares          235           235           248
Additional paid-in capital                      1,136         1,135           590
Retained earnings                               2,366         2,174         2,572
Cumulative foreign currency translation
 adjustments                                       (4)           (4)           (4)
Investment securities valuation allowance         (20)           26           (55)
                                              -------       -------      --------
 Total stockholders' equity                     4,202         4,055         3,840
                                              -------       -------      --------
 Total liabilities and stockholders' equity   $48,978       $50,316       $52,324
                                              -------       -------      --------
                                              -------       -------      --------
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
                                                           Quarter ended March 31,
(in millions)                                                   1996         1995
- ---------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning and end of quarter                         $  489       $  489
                                                              ------       ------
COMMON STOCK
Balance, beginning of quarter                                    235          256
Common stock issued under employee benefit and
 dividend reinvestment plans                                      --            3
Common stock repurchased                                          --          (11)
                                                              ------       ------
Balance, end of quarter                                          235          248
                                                              ------       ------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                  1,135          871
Common stock issued under employee benefit and
 dividend reinvestment plans                                       7           34
Common stock repurchased                                          (6)        (315)
                                                              ------       ------
Balance, end of quarter                                        1,136          590
                                                              ------       ------
RETAINED EARNINGS
Balance, beginning of quarter                                  2,174        2,409
Net income                                                       264          233
Preferred stock dividends                                        (10)         (10)
Common stock dividends                                           (62)         (60)
                                                              ------       ------
Balance, end of quarter                                        2,366        2,572
                                                              ------       ------
CUMULATIVE FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS
Balance, beginning and end of quarter                             (4)          (4)
                                                              ------       ------
INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of quarter                                     26         (110)
Change in unrealized net gain (loss), after applicable taxes     (46)          55
                                                              ------       ------
Balance, end of quarter                                          (20)         (55)
                                                              ------       ------
 Total stockholders' equity                                   $4,202       $3,840
                                                              ------       ------
                                                              ------       ------
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
                                                           Quarter ended March 31,
(in millions)                                                  1996          1995
- ---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   264       $   233
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                     --            --
   Depreciation and amortization                                 71            63
   Deferred income tax benefit                                   --           (44)
   Increase in net deferred loan fees                             1            --
   Net (increase) decrease in accrued interest receivable        (8)           12
   Write-down of mortgage loans held for sale                    --            83
   Net increase in accrued interest payable                      25            45
   Other, net                                                    75            23
                                                            -------       -------
Net cash provided by operating activities                       428           415
                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities:
  At cost:
   Proceeds from prepayments and maturities                      --           470
   Purchases                                                     --           (24)
  At fair value:
   Proceeds from sales                                           --           670
   Proceeds from prepayments and maturities                     419            52
   Purchases                                                    (14)          (57)
 Net (increase) decrease in loans resulting from originations
  and collections                                               258          (589)
 Proceeds from sales (including participations) of loans         51           191
 Purchases (including participations) of loans                  (37)         (109)
 Proceeds from sales of foreclosed assets                        21            43
 Net decrease in federal funds sold and securities
  purchased under resale agreements                             128           221
 Other, net                                                    (245)          (71)
                                                            -------       -------
Net cash provided by investing activities                       581           797
                                                            -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in deposits                                    (1,176)       (3,335)
 Net increase (decrease) in short-term borrowings              (508)        2,085
 Proceeds from issuance of senior debt                          100           500
 Repayment of senior debt                                        --          (440)
 Proceeds from issuance of common stock                           7            37
 Repurchase of common stock                                      (6)         (326)
 Payment of cash dividends on preferred stock                   (10)          (20)
 Payment of cash dividends on common stock                      (62)          (60)
 Other, net                                                      (8)           81
                                                            -------       -------
Net cash used by financing activities                        (1,663)       (1,478)
                                                            -------       -------
 NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)      (654)         (266)
Cash and cash equivalents at beginning of quarter             3,375         2,974
                                                            -------       -------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                 $ 2,721       $ 2,708
                                                            -------       -------
                                                            -------       -------
Supplemental disclosures of cash flow information:
 Cash paid during the quarter for:
  Interest                                                  $   305       $   315
                                                            -------       -------
                                                            -------       -------
  Income taxes                                              $    75       $    49
                                                            -------       -------
                                                            -------       -------
 Noncash investing activities:
  Transfers from loans to foreclosed assets                 $    35       $    42
                                                            -------       -------
                                                            -------       -------
  Transfer from loans to mortgage loans held for sale       $    --       $ 4,023
                                                            -------       -------
                                                            -------       -------
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

                        [THIS PAGE INTENTIONALLY LEFT BLANK]

                                FINANCIAL REVIEW


SUMMARY FINANCIAL DATA

- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
                                                                                                    % Change
                                                                         Quarter ended   March 31, 1996 from
                                                 -------------------------------------   -------------------
                                                 MARCH 31,     Dec. 31,       March 31,   Dec. 31, March 31,
(in millions)                                        1996         1995            1995       1995      1995
- ------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                       $     264    $     306      $     233        (14)%       13%
Per common share
  Net income                                     $    5.39    $     6.29     $    4.41        (14)        22
  Dividends declared                                  1.30          1.15          1.15         13         13

Average common shares outstanding                     47.0          47.0          50.5         --         (7)

Profitability ratios (annualized)
  Net income to average total assets (ROA)            2.16%         2.47%         1.80%       (13)        20
  Net income applicable to common stock to
    average common stockholders' equity (ROE)        28.34         34.98         26.89        (19)         5

Efficiency ratio (1)                                  55.1%         51.1%         59.1%         8         (7)

Average loans                                    $  35,025     $  34,423     $  36,334          2         (4)
Average assets                                      49,134        49,169        52,390         --         (6)
Average core deposits                               36,819        36,943        36,699         --         --

Net interest margin                                   6.18%         6.08%         5.59%         2         11

Average staff (full-time equivalent)                19,120        19,535        19,493         (2)        (2)

AT QUARTER END
Investment securities                            $   8,435      $  8,920     $  10,576         (5)       (20)
Loans (2)                                           35,167        35,582        32,737         (1)         7
Allowance for loan losses                            1,681         1,794         2,017         (6)       (17)
Assets                                              48,978        50,316        52,324         (3)        (6)
Core deposits                                       37,414        37,858        36,975         (1)         1
Common stockholders' equity                          3,713         3,566         3,351          4         11
Stockholders' equity                                 4,202         4,055         3,840          4          9
Tier 1 capital (3)                                   3,856         3,635         3,437          6         12
Total capital (Tiers 1 and 2) (3)                    5,353         5,141         5,034          4          6

Capital ratios
  Common stockholders' equity to assets               7.58%         7.09%        6.40%          7         18
  Stockholders' equity to assets                      8.58          8.06         7.34           6         17
  Risk-based capital (3)
    Tier 1 capital                                    9.40          8.81          8.73          7          8
    Total capital                                    13.04         12.46         12.78          5          2
  Leverage (3)                                        7.91          7.46          6.61          6         20

Book value per common share                     $    79.01     $   75.93     $   67.59          4         17

COMMON STOCK PRICE
High                                            $  261-1/4     $     229     $ 160-5/8         14         63
Low                                                203-1/8           190       143-3/8          7         42
Quarter end                                        261-1/4           216       156-3/8         21         67
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

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

Net income in the first quarter of 1996 was $264 million, compared with $233 million in the first quarter of 1995, an increase of 13%. Per share earnings for the first quarter of 1996 were $5.39 per share, compared with $4.41 per share in the first quarter of 1995, an increase of 22%.

First quarter 1996 results were higher than a year ago, reflecting an increase in noninterest income of $112 million, partially offset by an increase in income taxes.

Return on average assets (ROA) was 2.16% and return on average common equity
(ROE) was 28.34% in the first quarter of 1996, compared with 1.80% and 26.89%, respectively, in the same quarter of 1995.

Net interest income on a taxable-equivalent basis was $676 million and $665 million in the first quarter of 1996 and 1995, respectively. The Company's net interest margin for the first quarter of 1996 was 6.18%, compared with 5.59% in the same quarter of 1995. The increase in the margin was substantially attributable to a favorable change in the mix of earning assets, including reduced levels of lower-yielding securities and single family loans, partially offset by increased rates on consumer deposits.

Noninterest income in the first quarter of 1996 was $354 million, compared with $242 million in the same quarter of 1995, an increase of 46%. The increase was largely due to an $83 million write-down to lower of cost or estimated market in 1995 for certain product types within the real estate 1-4 family first mortgage portfolio that were reclassified to mortgage loans held for sale.

Noninterest expense in the first quarter of 1996 was $567 million, up 6% from $537 million. The increase was primarily due to higher expenses for contract services as well as higher salary levels and equipment expense, largely offset by a reduction in federal deposit insurance expense.

During the first quarter of 1996, net charge-offs totaled $113 million, or 1.30% of average loans (annualized). This compared with $78 million, or .90%, during the fourth quarter of 1995 and $65 million, or .72%, during the first quarter of 1995. The allowance for loan losses was 4.78% of total loans at March 31, 1996, compared with 5.04% at December 31, 1995 and 6.16% (excluding mortgage loans held for sale) at March 31, 1995.

Total nonaccrual and restructured loans were $537 million at March 31, 1996, compared with $552 million at December 31, 1995 and $581 million at March 31, 1995. Foreclosed assets amounted to $198 million at March 31, 1996, $186 million at December 31, 1995 and $273 million at March 31, 1995.

The Company's effective tax rate for the first quarter of 1996 was 43%, compared with 37% for the first quarter of 1995. The increase in the effective tax rate was due to a $22 million reduction of income tax expense in 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

Common stockholders' equity to total assets was 7.58% at March 31, 1996, compared with 7.09% and 6.40% at December 31, 1995 and March 31, 1995, respectively. The Company's total risk-based capital ratio at March 31, 1996 was 13.04% and its Tier 1 risk-based capital ratio was 9.40%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At December 31, 1995, these risk-based capital ratios were 12.46% and 8.81%, respectively; at March 31, 1995, these ratios were 12.78% and 8.73%, respectively. The Company's leverage ratios were 7.91%, 7.46% and 6.61% at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

MERGER WITH FIRST INTERSTATE BANCORP

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp, creating the eighth largest bank holding company in the United States based on total assets as of March 31, 1996. The purchase price of the transaction was approximately $11 billion based on Wells Fargo's share price on January 19, the last trading day before Wells Fargo and First Interstate agreed on an exchange ratio. First Interstate shareholders received two-thirds of a share of Wells Fargo common stock for each share of common stock owned. The merger is being accounted for as a purchase transaction. Accordingly, the results of operations of First Interstate will be included with that of the Company for periods subsequent to the date of the merger (i.e., the first quarter 1996 financial information included in this Form 10-Q excludes First Interstate). The name of the newly combined company is Wells Fargo & Company. The combined company has assets of approximately $111 billion, loans of $71 billion and deposits of $85 billion.

As a condition of the merger, Wells Fargo was required by regulatory agencies to divest 61 First Interstate branches in California. In the first quarter of 1996, the Company entered into a contract with Home Savings of America, principal subsidiary of H.F. Ahmanson & Company, to sell the 61 First
Interstate branches with aggregate deposits of about $2.5 billion and loans of about $1.3 billion. The selling price of the divested branches represents a premium of 8.11% on the deposits. The transaction is expected to close during the third quarter of 1996. The impact of the divestitures has not been included in the pro forma financial data presented on the next page.

The following pro forma combined financial data shows the pro forma effects of the merger. The pro forma combined summary of income gives effect to the combination as if the merger was consummated on January 1, 1995 and the selected pro forma combined balance sheet data gives effect to the merger as if it was consummated on March 31, 1996.

The pro forma amounts in the table below are presented for informational purposes and are not necessarily indicative of the financial position or the results of operations of the combined company for the periods presented. The pro forma amounts are also not necessarily indicative of the future financial position or future results of operations of the combined company. In particular, the Company expects to achieve significant operating cost savings as a result of the merger, which have not been included in the pro forma amounts.


PRO FORMA COMBINED FINANCIAL DATA

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                                Quarter ended March 31,
                                                ----------------------
(in millions, except per share data)               1996           1995
- -------------------------------------------------------------------------------
SUMMARY OF INCOME
Net interest income                          $    1,287     $    1,295
Provision for loan losses                            --            --
Noninterest income                                  659            510
Noninterest expense (1)                           1,242          1,213
Net income (1)                                      394            349

PER COMMON SHARE
Net income (1)                                $    3.84     $     3.29
Dividends declared                                 1.30           1.15

AVERAGE COMMON SHARES OUTSTANDING                  98.0          100.5

SELECTED BALANCE SHEET DATA
   (AT QUARTER END)

Investment securities                         $  16,088
Loans                                            70,850
Assets                                          111,387
Deposits                                         85,251
Senior and subordinated debt                      4,372
Stockholders' equity                             15,850
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(1) Noninterest expense for the quarter ended March 31, 1996 excludes $251 million ($245 million after tax) of nonrecurring merger-related expenses recorded by First Interstate.

The pro forma combined net income of $394 million consists of first quarter 1996 net income of the Company of $264 million and a net loss of First Interstate of $(23) million, plus pro forma expense adjustments of $153 million. The pro forma combined net income of $349 million consists of first quarter 1995 net income of the Company of $233 million and First Interstate of $212 million, less pro forma expense adjustments of $96 million. The pro forma expense adjustments for both periods include amortization of $66 million relating to a preliminary estimate of approximately $6,600 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill).

It is anticipated that the Company will incur merger-related costs of about $700 million related to premises, severance and other costs. To the extent these costs relate to First Interstate's premises, employees and operations, they will affect the final amount of goodwill as of the consummation of the merger. The remaining costs relating to the Company's premises, employees and operations as well as all costs relating to systems conversions and other indirect, integration costs will be expensed, either upon consummation of the merger or as incurred. With respect to timing, it is assumed that the integration would be completed and that such costs would be incurred not later than 18 months after the closing of the merger. No adjustment has been included in the pro forma amounts for these merger-related costs.

The foregoing estimate is based on the assumption that the equivalent of approximately 85% (or 350) of First Interstate's California branches will be consolidated (by closing or divesting both First Interstate and Wells Fargo branches) following consummation of the merger.

The following discussions included in the Line of Business Results, Earnings Performance and Balance Sheet Analysis sections of this report do not reflect the expected impact of the Company's merger with First Interstate.

LINE OF BUSINESS RESULTS (ESTIMATED)

- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
(income/expense in millions, average balances in billions)
- --------------------------------------------------------------------------------------------------------------
                                              1996           1995       1996        1995       1996       1995
                                            ---------------------      -----------------      ----------------
                                                           Retail               Business
                                                     Distribution                Banking            Investment
                                                            Group                  Group                 Group
                                            ------------------------------------------------------------------
Net interest income (1)                      $ 109           $ 108     $  96       $  87      $  99      $ 119

Provision for loan losses (2)                   --              --        11           8         --        --

Noninterest income (3)                         163             159        44          32         65         73

Noninterest expense (3)                        267             228        72          65         89        112
                                             -----           -----     -----       -----      -----      -----
Income before income
  tax expense (benefit)                          5              39        57          46         75         80

Income tax expense (benefit) (4)                 3              18        25          20         33         35
                                             -----           -----     -----       -----      -----      -----

          Net income                         $   2           $  21     $  32       $  26      $  42      $  45
                                             -----           -----     -----       -----      -----      -----
                                             -----           -----     -----       -----      -----      -----

Average loans                                $  --           $  --     $ 3.0       $ 2.1      $  .5      $  .5

Average assets                                  .9             1.2       4.2         3.3         .9        1.0

Average core deposits                          9.1             9.7       6.4         6.4       18.3       18.1

Return on equity (5)                             3%             43%       34%         34%        39%        42%

Risk-adjusted efficiency ratio (6)             102%             89%       69%         71%        67%        69%
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------
(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds.
     Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $50 million and $48 million in the first quarter of 1996 and 1995, respectively. These charges are eliminated in the Other category in arriving at the Consolidated
     Company totals for noninterest income and expense.

     The line of business results show financial performance of the major business units comparing the first quarter of 1996 with the first quarter of 1995. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be restated to allow comparability from one period to the next.

     The Retail Distribution Group's net income in the first quarter of 1996 decreased $19 million, or 90%. Noninterest expense increased substantially due to higher expenditures on alternative distribution channels, including supermarket branches and banking centers. A significant portion of the increase was offset by cost savings from branch closures and the reduction of FDIC expense.

     The Business Banking Group's net income in the first quarter of 1996 increased $6 million, or 23%. Net interest income increased substantially due to higher balances and spreads on commercial loans, of which a major portion was offset by narrower spreads on core deposits.

- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
                                                                            Quarter ended March 31,
- ---------------------------------------------------------------------------------------------------
        1996      1995      1996      1995     1996      1995     1996     1995      1996     1995
        --------------      --------------     --------------     -------------      -------------
                                 Wholesale
           Real Estate            Products            Consumer                        Consolidated
                 Group               Group             Lending            Other            Company
- ---------------------------------------------------------------------------------------------------
       $  67     $  58     $ 106     $  99     $ 184     $ 148   $  15    $  46     $ 676    $ 665

           8         7        10        10        63        50     (92)     (75)       --       --

          24         7        38        45        58        47     (38)    (121)      354      242

          22        14        50        46        75        72      (8)      --       567      537
       -----     -----     -----     -----     -----     -----   -----    -----     -----    -----

          61        44        84        88       104        73      77       --       463      370

          26        19        36        37        44        31      32      (23)      199      137
       -----     -----     -----     -----     -----     -----   -----    -----     -----    -----

       $  35     $  25     $  48     $  51     $  60     $  42   $  45    $  23     $ 264    $ 233
       -----     -----     -----     -----     -----     -----   -----    -----     -----    -----
       -----     -----     -----     -----     -----     -----   -----    -----     -----    -----

       $ 7.0     $ 6.4     $ 8.9     $ 8.7     $11.8     $10.1   $ 3.8    $ 8.5     $35.0    $36.3

         7.5       6.8       9.8       9.5      12.2      10.3    13.6     19.7      49.1     52.4

          .2        .1       2.5       2.2        .3        .2      --       --      36.8     36.7

          19 %      16 %      27 %      29 %      31 %      25 %    -- %     -- %      28 %     27 %

          68 %      77 %      62 %      60 %      63 %      72 %    -- %     -- %      -- %     -- %
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

(4) Businesses are taxed at the Company's marginal (statutory) tax rate, adjusted for any nondeductible expenses. Any differences between the marginal and effective tax rates are in Other.
(5) Equity is allocated to the lines of business based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across business lines.
(6) The risk-adjusted efficiency ratio is defined as noninterest expense plus the cost of capital divided by revenues (net interest income and noninterest income) less normalized loan losses.


Noninterest income increased substantially due to the recognition of a gain resulting from the Card Establishment Services (CES) alliance, higher sweep account balances and activity, and increased fees from mass market loan products. Noninterest expense increased largely due to higher expenses associated with increased mass market lending volumes, a significant portion of which was offset by the reduction in FDIC expense.

The Investment Group's net income in the first quarter of 1996 decreased $3 million, or 7%. Net interest income decreased due to narrower spreads on core deposits, partially offset by higher deposit balances. The decrease in noninterest income was substantially due to income received in 1995 from the joint venture interest in Wells Fargo Nikko Investment Advisors (WFNIA) and the MasterWorks division (which were sold in December 1995) and lower fixed annuity sales. A major portion of this decrease was offset by higher management fees on higher assets under management. Noninterest expense decreased mostly from the reduction of FDIC expense and expenses related to WFNIA and MasterWorks.

The Real Estate Group's net income in the first quarter of 1996 increased $10 million, or 40%. Net interest income increased primarily due to higher loan balances in the Real Estate Capital Markets Group. Noninterest income increased substantially due to gains on the sale of cost method equity investments. Noninterest expense increased substantially due to lower foreclosed asset gains on sales and the expansion of the Real Estate Capital Markets Group.

The Wholesale Products Group's net income in the first quarter of 1996 decreased $3 million, or 6%. Net interest income increased primarily due to recoveries on loans where interest had been previously applied to principal. Noninterest income reflected lower gains from loan sales. The increase in noninterest expense was primarily related to the Wells Fargo HSBC Trade Bank which was established in October 1995.

Consumer Lending's net income in the first quarter of 1996 increased $18 million, or 43%. The increase in net interest income was largely due to higher credit card, auto lease and consumer loan balances. Noninterest income increased primarily due to higher credit card fee income. Noninterest expense increased substantially due to the cost of servicing a higher number of open accounts. Consumer Lending has assumed the responsibility for servicing the Company's remaining 1-4 family first mortgage loan portfolio and mortgage loans owned by third parties (previously included in the Mortgage Business Group), contributing net income of $1 million in the first quarter for both years. This organizational change is due to the Company exiting the 1-4 family first mortgage loan origination business in October 1995, and is reflected in both current and prior periods.

The Other category includes the Company's 1-4 family first mortgage portfolio (previously included in the Mortgage Business Group), the investment securities portfolio, the difference between the normalized provision for the line groups and the Company provision for loan losses, the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intergroup noninterest income and expense, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage the sensitivity of net interest spreads.

    Net income for the Other category in first quarter of 1996 increased $22 million, or 96%. The increase was due to the write-down of first mortgages booked in the first quarter of 1995 and a higher loan loss provision credit. Net interest income decreased predominantly due to lower investment securities and lower first mortgage balances, of which a major portion was offset by lower funding costs and higher hedging income. Tax expense was higher due to the reduction in 1995 tax expense related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $676 million in the first quarter of 1996, compared with $665 million in the first quarter of 1995. The Company's net interest margin was 6.18% for the first quarter of 1996, compared with 5.59% for the first quarter of 1995.

The increase in the margin reflected a change in the mix of average earning assets, including reduced levels of lower-yielding securities and single family loans, partially offset by increased rates on consumer deposits.

Interest income included hedging income of $10 million in the first quarter of 1996, compared with $1 million in the first quarter of 1995. Interest expense included hedging income of $1 million in the same quarters of 1996 and 1995.

Individual components of net interest income and net interest margin are presented in the rate/yield table on page 16.

Loans averaged $35.0 billion in the first quarter of 1996, a 4% decrease from $36.3 billion in the first quarter of 1995. The decrease was substantially in real estate 1-4 family first mortgage loans due to the Company's decision at year-end 1994 to cease the origination of first mortgages. A major portion of this decrease was offset by a $1.3 billion increase in commercial loans, primarily due to increased small business loans resulting from ongoing marketing efforts.

Investment securities averaged $8.7 billion during the first quarter of 1996, a 22% decrease from $11.1 billion in the first quarter of 1995. The decrease was due to the maturity of investment securities. Cash received from future maturities of investment securities is expected to be used to fund loan growth.

Average core deposits were $36.8 billion and $36.7 billion in the first quarters of 1996 and 1995, respectively, and funded 75% and 70% of the Company's average total assets in the same quarters of 1996 and 1995, respectively.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------
                                                                      Quarter ended March 31,
                         -------------------------------------------------------------------
                                                           1996                         1995
                         -------------------------------------------------------------------
                                                        INTEREST                    Interest
                                    AVERAGE    YIELDS/   INCOME/   Average  Yields/  income/
(in millions)                       BALANCE      RATES   EXPENSE   balance    rates  expense
- --------------------------------------------------------------------------------------------
EARNING ASSETS (3)
Federal funds sold and
  securities purchased
  under resale agreements          $   125       5.68%   $    2    $    48   5.58%   $    1
Investment securities:
  At fair value (4):
    U.S. Treasury securities         1,356       5.52        18        385   6.69         6
    Securities of U.S. government
      agencies and corporations      4,991       5.95        75      1,211   5.75        18
    Private collateralized mortgage
      obligations                    2,078       6.05        31      1,090   6.35        20
    Other securities                   225       7.70         4         65  14.56         1
                                   -------               ------    -------           ------
      Total investment securities
        at fair value                8,650       5.95       128      2,751   6.24        45
At cost:
 U.S. Treasury securities               --         --        --      1,647   4.83        20
 Securities of U.S. government
   agencies and corporations            --         --        --      5,234   6.03        78
 Private collateralized mortgage
   obligations                          --         --        --      1,285   5.92        19
 Other securities                       --         --        --        164   6.67         3
                                   -------               ------    -------           ------
   Total investment securities at
     cost                               --         --        --      8,330   5.79       120
                                   -------               ------    -------           ------
     Total investment securities     8,650       5.95       128     11,081   5.90       165
Loans:
  Commercial                         9,308       9.96       231      8,055   9.77       194
  Real estate 1-4 family first
    mortgage                         4,400       7.56        83      9,042   7.12       161
  Other real estate mortgage         8,197       9.23       188      8,123   9.59       192
  Real estate construction           1,327       9.98        33      1,019  10.17        26
  Consumer:
    Real estate 1-4 family junior
      lien mortgage                  3,334       8.50        71      3,323   8.65        72
    Credit card                      3,933      15.56       153      3,125  15.78       123
    Other revolving credit and
      monthly payment                2,598      11.19        71      2,268  10.42        59
                                   -------               ------    -------           ------
      Total consumer                 9,865      12.02       295      8,716  11.67       254
  Lease financing                    1,897       9.20        44      1,351   9.17        31
  Foreign                               31       6.96         1         28     --        --
                                   -------               ------    -------           ------
        Total loans                 35,025      10.03       875     36,334   9.51       858
Other                                   69       6.34         1         58   5.60         1
                                   -------               ------    -------           ------
          Total earning assets     $43,869       9.21     1,006    $47,521   8.65     1,025
                                   -------               ------    -------           ------
                                   -------                         -------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking (5)  $   856        .99         2     $4,365   1.00        11
    Market rate and other
      savings (5)                   17,991       2.52       113     16,121   2.56       101
    Savings certificates             8,636       5.24       113      7,346   4.89        89
    Other time deposits                341       7.26         6        358   2.45         2
    Deposits in foreign offices        524       5.42         7      2,665   5.87        39
                                   -------               ------    -------           ------
        Total interest-bearing
          deposits                  28,348       3.41       241     30,855   3.18       242
  Federal funds purchased and
    securities sold under repurchase
    agreements                       2,706       5.36        36      3,887   5.82        56
  Commercial paper and other
    short-term borrowings              405       5.27         5        687   5.89        10
  Senior debt                        1,710       6.26        26      1,640   6.93        28
  Subordinated debt                  1,266       6.85        22      1,469   6.60        24
                                   -------               ------    -------           ------
        Total interest-bearing
          liabilities               34,435       3.86       330    38,538    3.78       360
Portion of noninterest-bearing
  funding sources                    9,434         --        --     8,983      --        --
                                   -------               ------    -------           ------
          Total funding sources    $43,869       3.03       330    $47,521   3.06       360
                                   -------               ------    -------           ------
                                   -------                         -------
NET INTEREST MARGIN AND NET
  INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                 6.18%   $  676              5.59%   $  665
                                                -----    ------             -----    ------
                                                -----    ------             -----    ------
NONINTEREST-EARNING ASSETS
Cash and due from banks            $ 2,873                         $ 2,587
Other                                2,392                           2,282
                                   -------                         -------
        Total noninterest-earning
          assets                   $ 5,265                         $ 4,869
                                   -------                         -------
                                   -------                         -------
NONINTEREST-BEARING FUNDING
  SOURCES
Deposits                           $ 9,336                         $ 8,867
Other liabilities                    1,277                           1,141
Preferred stockholders' equity         489                             489
Common stockholders' equity          3,597                           3,355
Noninterest-bearing funding
  sources used to fund earning
  assets                            (9,434)                         (8,983)
                                   -------                         -------
        Net noninterest-bearing
          funding sources          $ 5,265                         $ 4,869
                                   -------                         -------
                                   -------                         -------
TOTAL ASSETS                       $49,134                         $52,390
                                   -------                         -------
                                   -------                         -------
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.33% and 8.83% for the quarters ended March 31, 1996 and 1995, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.40% and 6.29% for the same quarters, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liabilities categories.
(3) There was no average balance or related interest income on Mortgage Loans Held for Sale as they were reclassified from Loans on March 31, 1995 and subsequently sold by year-end 1995.
(4) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $8,614 million and $2,880 million for the quarters ended March 31, 1996 and 1995, respectively.
(5) Due to the limited transaction activity on existing NOW (negotiable order withdrawal) account customers, $3.4 billion of interest-bearing checking deposits at December 31, 1995 was reclassified to market rate and other savings deposits.
(6) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for the quarters ended March 31, 1996 and 1995.

NONINTEREST INCOME

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                              Quarter
                                                       ended March 31,
                                                       ---------------         %
(in millions)                                          1996      1995     Change
- --------------------------------------------------------------------------------
Service charges on deposit accounts                     $122      $118         3%
Fees and commissions:
 Credit card membership and other credit card fees        26        19        37
 Charges and fees on loans                                17        11        55
 Debit and credit card merchant fees                      15        14         7
 Shared ATM network fees                                  13        12         8
 Mutual fund and annuity sales fees                        8        10       (20)
 All other                                                39        35        11
                                                        ----      ----
  Total fees and commissions                             118       101        17
Trust and investment services income:
 Asset management and custody fees                        35        31        13
 Mutual fund management fees                              21        14        50
 All other                                                 3        10       (70)
                                                        ----      ----
  Total trust and investment services income              59        55         7
Investment securities gains (losses)                     --        (15)      100
Income from equity investments accounted for
 by the:
 Cost method                                              35        19        84
 Equity method                                             2         8       (75)
Check printing charges                                     9        11       (18)
Gains (losses) from dispositions of operations             5        (1)       --
Gains (losses) on sales of loans                           4       (67)       --
All other                                                 --        13      (100)
                                                        ----      ----

  Total                                                 $354      $242        46%
                                                        ----      ----       ---
                                                        ----      ----       ---
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The overall increase in noninterest income reflected a broad-based increase in revenue from the Company's core products and services.

The increase in credit card membership and other credit card fees for the first quarter of 1996 compared with the same period of 1995 was predominantly due to late fees and other transaction fees incurred by customers.

"All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $16 million and $10 million for the first quarter of 1996 and 1995, respectively. The related amortization expense was $11 million and $6 million for the same periods, respectively. The balance of purchased mortgage servicing rights was $170 million and $127 million at March 31, 1996 and 1995, respectively. The purchased mortgage loan servicing portfolio totaled $16 billion at March 31, 1996, compared with $11 billion at March 31, 1995.

The increase in trust and investment services income for the first quarter ended March 31, 1996 was primarily due to greater mutual fund investment management fees, reflecting the overall growth in the fund families' net assets. The Company managed 16 of the Stagecoach family of funds consisting of $7.5 billion of assets at March 31, 1996, compared with 28 funds consisting of $7.6 billion at March 31, 1995. For the first quarter of 1995, the Stagecoach family consisted of both retail and institutional funds. The retail funds are primarily distributed through the branch network. The institutional funds were offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. As a result of the sale of the Company's joint venture interest in WFNIA and the sale of the MasterWorks division at year-end 1995, $.5 billion of the retail funds and all the institutional funds were no longer under the Company's management at March 31, 1996. The Overland Express family of 12 funds, which is sold nationwide through brokers, had $3.9 billion of assets under management at March 31, 1996, compared with 12 funds consisting of $3.1 billion at March 31, 1995. In addition to managing Overland Express Funds and the funds in the Stagecoach family, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $52.2 billion at March 31, 1996, compared with $48.9 billion at March 31, 1995.

The Company's joint venture interest in WFNIA was accounted for as an equity investment under the equity method in 1995. The income from the equity investment in WFNIA included in noninterest income was $5 million in the first quarter of 1995.

For the first quarter of 1996, income from cost method equity investments reflected both net gains on the sales of and distributions from nonmarketable equity investments. Income from cost method equity investments in the first quarter of 1996 reflected a $16 million gain on the sale of an investment.

At December 31, 1995, the Company had a liability of $83 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with scheduled branch closures. Of this amount, $13 million represented a third quarter 1995 accrual for the closures of 21 branches scheduled for March 1996. The remaining amount consisted of a fourth quarter accrual for the closures of 120 branches which were expected to be completed by year-end 1996. However, due to the merger with First Interstate, the completion of the 120 branch closures is expected to be delayed until the first quarter of 1997. The liability associated with branch closures at March 31, 1996 was $74 million. Additional accruals may be made in 1996 for branch closures or relocations as the Company continues to open more supermarket branches and banking centers.

In the first quarter of 1995, gains and losses on sales of loans included an estimated $83 million write-down to the lower of cost or estimated market resulting from the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. This write-down was partially offset by gains on sales of two loans, resulting from the assumption of the borrowers' loans by third parties.

"All Other" noninterest income in the first quarter of 1995 included
$8 million of interest income recorded as a result of a settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.


NONINTEREST EXPENSE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                              Quarter
                                                       ended March 31,
                                                       ---------------         %
(in millions)                                          1996      1995     Change
- --------------------------------------------------------------------------------
Salaries                                                $181       $172        5%
Incentive compensation                                    32         27       19
Employee benefits                                         54         53        2
Equipment                                                 55         47       17
Net occupancy                                             53         53       --
Contract services                                         42         25       68
Telecommunications                                        16         13       23
Postage                                                   15         12       25
Operating losses                                          14         15       (7)
Advertising and promotion                                 13         14       (7)
Outside professional services                             13         10       30
Certain identifiable intangibles                          12         14      (14)
Stationery and supplies                                   10          9       11
Goodwill                                                   9          9       --
Travel and entertainment                                   9          7       29
Check printing                                             7          7       --
Security                                                   6          5       20
Escrow and collection agency fees                          4          4       --
Outside data processing                                    3          3       --
Foreclosed assets                                          2         (4)      --
Federal deposit insurance                                  1         24      (96)
All other                                                 16         18      (11)
                                                        ----       ----
  Total                                                 $567       $537        6%
                                                        ----       ----      ---
                                                        ----       ----      ---
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The increase in salaries expense in the first quarter of 1996 reflects increased temporary help expense and higher salary levels. The Company's full-time equivalent staff, including hourly employees, averaged approximately 19,120 in the first quarter of 1996, compared with approximately 19,493 in the first quarter of 1995.

Increases in equipment expense in the first quarter of 1996 compared with the same quarter of 1995 was substantially due to a higher level of spending on software and technology for product development and increased depreciation expense on equipment related to business initiatives and system upgrades.

The increase in contract services for the first quarter 1996 compared with the same period of 1995 was largely due to new product development and marketing initiatives.

The decrease in federal deposit insurance for the first quarter 1996 compared with the same period of 1995 was predominantly due to the FDIC's reduction of deposit insurance premiums. Effective January 1, 1996, the best-rated institutions insured by the Bank Insurance Fund pay the statutory minimum annual assessment of $2,000.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation. This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. In accordance with FAS 123, the Company has decided to continue to apply the accounting provisions of APB 25 in determining net income; however, it will apply the disclosure requirements in the 1996 Annual Report.

INCOME TAXES

The Company's effective tax rate for the first quarter of 1996 was 43%, compared with 37% for the first quarter of 1995. The increase in the effective tax rate was due to a $22 million reduction of income tax expense during the first quarter of 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

    BALANCE SHEET ANALYSIS

    INVESTMENT SECURITIES


- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

                                                               MARCH 31,            December 31,               March 31,
                                                                   1996                    1995                    1995
                                                     ------------------      ------------------      ------------------
                                                              ESTIMATED               Estimated               Estimated
                                                                   FAIR                    fair                    fair
(in millions)                                          COST       VALUE        Cost       value        Cost       value
- ------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
   U.S. Treasury securities                          $1,347      $1,350      $1,347      $1,357      $  422      $  421
   Securities of U.S. government
     agencies and corporations (1)                    4,866       4,823       5,218       5,223       1,040         984
   Private collateralized mortgage obligations (2)    2,056       2,032       2,121       2,122         996         937
   Other                                                170         180         169         181          25          35
                                                     ------      ------      ------      ------      ------      ------
       Total debt securities                          8,439       8,385       8,855       8,883       2,483       2,377
   Marketable equity securities                          29          50          18          37          16          26
                                                     ------      ------      ------      ------      ------      ------

      Total                                          $8,468      $8,435      $8,873      $8,920      $2,499      $2,403
                                                     ------      ------      ------      ------      ------      ------
                                                     ------      ------      ------      ------      ------      ------

HELD-TO-MATURITY SECURITIES
AT COST:
   U.S. Treasury securities                          $   --      $   --      $   --      $   --      $1,572      $1,543
   Securities of U.S. government
    agencies and corporations (1)                        --          --          --          --       5,163       4,997
   Private collateralized mortgage obligations (2)       --          --          --          --       1,275       1,224
   Other                                                 --          --          --          --         163         164
                                                     ------      ------      ------      ------      ------      ------

       Total debt securities                         $   --      $   --      $   --      $   --      $8,173      $7,928
                                                     ------      ------      ------      ------      ------      ------
                                                     ------      ------      ------      ------      ------      ------

- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.


         In November 1995, the FASB permitted a one-time opportunity for companies to reassess by December 31, 1995 their classification of securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, on November 30, 1995, the Company reclassified all of its held-to maturity securities at cost portfolio of $6.5 billion to the available-for-sale securities at fair value portfolio in order to provide increased liquidity flexibility to meet anticipated loan growth.

         The available-for-sale portfolio includes both debt and marketable equity securities. At March 31, 1996, the available-for-sale securities portfolio had an unrealized net loss of $33 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross losses of $95 million and unrealized gross gains of $62 million. At December 31, 1995, the available-for-sale securities portfolio had an unrealized net gain of $47 million, comprised of unrealized gross gains of $88 million and unrealized gross losses of $41 million. At March 31, 1995, the available-for-sale securities portfolio had an unrealized net loss of $96 million, comprised of unrealized gross losses of $124 million and unrealized gross gains of $28 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At March 31, 1996, the valuation allowance amounted to an unrealized net loss of $20 million, compared with an unrealized net gain of $26 million at December 31, 1995 and an unrealized net loss of $55 million at March 31, 1995.

         At March 31, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $245 million (which reflected estimated unrealized gross gains of $7 million).

         The unrealized net loss in the available-for-sale portfolio at March 31, 1996 was primarily due to investments in mortgage-backed securities. This unrealized net loss reflected current interest rates that were higher than those at the time the investments were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

         There were no sales of available-for-sale securities in the first quarter of 1996. In the first quarter of 1995, the Company sold $397 million of securities of U.S. government agencies and corporations and $288 million of private collateralized mortgage obligations from the available-for-sale portfolio for asset/liability management purposes. These sales resulted in realized losses of $15 million (realized gross gains were zero).

         Cash received from future maturities of investment securities is expected to be used to fund loan growth.

         The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.


- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    March 31, 1996
                       -----------------------------------------------------------------------------------------------------------
                                                                                             Expected remaining principal maturity
                       -----------------------------------------------------------------------------------------------------------

                                            Weighted
                                            average
                                            expected
                                            remaining                    After one year       After five years
                                  Weighted  maturity   Within one year   through five years   through ten years    After ten years
                        Total     average   (in yrs.  ----------------   ------------------   -----------------   ----------------
(in millions)           amount    yield       -mos.). Amount     Yield    Amount      Yield   Amount      Yield    Amount    Yield
- -----------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE
SECURITIES (1):
U.S. Treasury
securities              $1,347      5.51%      1-1    $  899      5.14%     $448      6.25%    $  --        --%     $ --        --%
Securities of U.S.
government agencies and
corporations             4,866      6.06       2-3     1,537      5.76     2,831      5.96       433      7.48        65      7.84
Private collateralized
mortgage  obligations    2,056      6.29       2-5       550      6.03     1,343      6.24       153      6.63        10     21.38
Other                      170      8.72       2-3        50      5.99       118      9.90        --        --         2      6.37
                        ------                        ------              ------               -----                ----

TOTAL COST OF DEBT
SECURITIES              $8,439      6.08%      2-1    $3,036      5.63%   $4,740      6.17%    $ 586      7.26%     $ 77      9.56%
                        ------      ----      ----    ------      ----    ------      ----     -----      ----      ----      ----
                        ------      ----      ----    ------      ----    ------      ----     -----      ----      ----      ----

ESTIMATED FAIR VALUE    $8,385                        $3,019              $4,700               $ 587                $ 79
                        ------                        ------              ------               -----                ----
                        ------                        ------              ------               -----                ----

- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------


(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


         The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 1 month at March 31, 1996, compared with 2 years and 1 month at December 31, 1995 and 2 years and 10 months at March 31, 1995. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

         At March 31, 1996, mortgage-backed securities included in Securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the Private CMOs, represented $6,855 million, or 81% of the Company's investment securities portfolio at March 31, 1996. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $6,855 million to $6,543 million and the expected remaining maturity of these securities would increase from 2 years and 3 months to 2 years and 7 months.

LOAN PORTFOLIO


- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

                                                                                                                % Change
                                                                                                       Mar. 31, 1996 from
                                                                                                  -----------------------
                                                    MAR. 31,       Dec. 31,       Mar. 31,        Dec. 31,       Mar. 31,
(in millions)                                          1996           1995           1995            1995           1995
- -------------------------------------------------------------------------------------------------------------------------

Commercial (1)(2)                                   $ 9,393        $ 9,750        $ 8,348             (4)%           13 %
Real estate 1-4 family first mortgage (3)             4,346          4,448          5,025             (2)           (14)
Other real estate mortgage (4)                        8,274          8,263          8,078             --              2
Real estate construction                              1,312          1,366          1,036             (4)            27
Consumer:
  Real estate 1-4 family junior lien mortgage         3,303          3,358          3,312             (2)            --
  Credit card                                         3,928          4,001          3,220             (2)            22
  Other revolving credit and monthly payment          2,590          2,576          2,305              1             12
                                                    -------        -------        -------
    Total consumer                                    9,821          9,935          8,837             (1)            11
Lease financing                                       1,991          1,789          1,382             11             44
Foreign                                                  30             31             31             (3)            (3)
                                                    -------        -------        -------

    Total loans (net of unearned income,
     including net deferred loan fees,
     of $504, $463 and $375)                        $35,167        $35,582        $32,737             (1)%            7 %
                                                    -------        -------        -------            ---            ---
                                                    -------        -------        -------            ---            ---

- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------


(1) Includes loans to real estate developers of $576 million, $700 million and $519 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $927 million, $1,029 million and $721 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(3) Excludes mortgage loans held for sale at March 31, 1995 of $3,940 million, net of an estimated $83 million write-down to the lower of cost or estimated market.
(4) Includes agricultural loans that are secured by real estate of $252 million, $250 million and $256 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

The increase in the credit card loan portfolio for the first quarter of 1996 as compared to the same period of 1995 was due to new accounts resulting from nationwide direct mail campaigns, originations in retail outlets and increased loan balances from the Company's existing cardholders.

The table below presents comparative period-end commercial real estate loans.


- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

                                                                                                      % Change
                                                                                            Mar. 31, 1996 from
                                                                                        ----------------------
                                          MAR. 31,       Dec. 31,       Mar. 31,        Dec. 31,      Mar. 31,
(in millions)                                1996           1995           1995            1995          1995
- --------------------------------------------------------------------------------------------------------------
Commercial loans to
  real estate developers (1)              $   576        $   700         $  519            (18)%           11 %
Other real estate mortgage                  8,274          8,263          8,078             --              2
Real estate construction                    1,312          1,366          1,036             (4)            27
                                          -------        -------         ------
  Total                                   $10,162        $10,329         $9,633             (2)%            5 %
                                          -------        -------         ------            ---            ---
                                          -------        -------         ------            ---            ---

Nonaccrual loans                          $   349        $   371         $  429             (6)%          (19)%
                                          -------        -------         ------            ---            ---
                                          -------        -------         ------            ---            ---

Nonaccrual loans as a % of total              3.4%           3.6%           4.5%
                                          -------        -------         ------
                                          -------        -------         ------

- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------


(1) Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)


- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

                                                    MAR. 31,       Dec. 31,       Mar. 31,
(in millions)                                          1996           1995           1995
- ------------------------------------------------------------------------------------------

Nonaccrual loans:
   Commercial (2)(3)                                  $ 120          $ 112          $  79
   Real estate 1-4 family first mortgage                 61             64             71
   Other real estate mortgage (4)                       289            307            324
   Real estate construction                              44             46             77
   Consumer:
    Real estate 1-4 family junior lien mortgage          11              8             12
    Other revolving credit and monthly payment           --              1              3
                                                      -----          -----          -----

      Total nonaccrual loans (5)                        525            538            566

Restructured loans (6)                                   12             14             15
                                                      -----          -----          -----

Nonaccrual and restructured loans                       537            552            581
As a percentage of total loans (7)                      1.5%           1.6%           1.8%

Foreclosed assets (8)                                   198            186            273

Real estate investments (9)                               7             12             17
                                                      -----          -----          -----
Total nonaccrual and restructured loans
   and other assets                                   $ 742          $ 750          $ 871
                                                      -----          -----          -----
                                                      -----          -----          -----

- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------


(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans to real estate developers of $16 million, $18 million and $28 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(3) Includes agricultural loans of $6 million or less for all periods presented.
(4) Includes agricultural loans secured by real estate of $3 million or less for all periods presented.
(5) Of the total nonaccrual loans, $392 million, $408 million and $442 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $50 million, $50 million and none at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $50 million, $50 million and none were considered impaired under FAS 114 at March 31, 1996, December 31, 1995 and March 31, 1995.
(7) Total loans exclude mortgage loans held for sale at March 31, 1995.
(8) Includes agricultural properties of $23 million or less for all periods presented.
(9) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $115 million, $95 million and $64 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

    The table below summarizes the changes in total nonaccrual loans.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     MAR. 31,       Dec. 31,       Mar. 31,
(in millions)                           1996           1995           1995
- --------------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER           $538           $586           $567
New loans placed on nonaccrual           113            106            127
Loans purchased                           --             --             13
Charge-offs                               (9)           (27)           (28)
Payments                                 (54)           (71)           (55)
Transfers to foreclosed assets           (30)           (22)           (36)
Loans returned to accrual                (33)           (34)           (24)
Other additions                           --             --              2
                                        ----           ----           ----

BALANCE, END OF QUARTER                 $525           $538           $566
                                        ----           ----           ----
                                        ----           ----           ----

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


    The table below summarizes the changes in nonaccrual loans by loan category for the quarters ended March 31, 1996 and December 31, 1995.


- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

                                                     Real estate
                                                      1-4 family     Other real
                                                           first         estate    Real estate
(in millions)                          Commercial       mortgage       mortgage   construction       Consumer          Total
- -----------------------------------------------------------------------------------------------------------------------------

QUARTER ENDED MARCH 31, 1996
BALANCE, BEGINNING OF QUARTER                $112           $ 64           $307           $ 46            $ 9           $538
New loans placed on nonaccrual (1) (2)         30             27             51             --              5            113
Charge-offs                                    (6)            (1)            (1)            (1)            --             (9)
Payments:
  Principal                                   (11)            (4)           (27)            (1)            (2)           (45)
  Interest applied to principal                (3)            --             (6)            --             --             (9)
Transfers to foreclosed assets                 --            (15)           (14)            --             (1)           (30)
Loans returned to accrual                      (2)           (10)           (21)            --             --            (33)
                                             ----           ----           ----           ----            ---           ----
BALANCE, END OF QUARTER                      $120           $ 61           $289           $ 44            $11           $525
                                             ----           ----           ----           ----            ---           ----
                                             ----           ----           ----           ----            ---           ----

QUARTER ENDED DECEMBER 31, 1995
Balance, beginning of quarter                $128           $ 56           $335           $ 55            $12           $586
New loans placed on nonaccrual  (1) (2)        35             28             41             --              2            106
Charge-offs                                   (18)            (1)            (2)            (6)            --            (27)
Payments:
  Principal                                   (29)            (4)           (22)            (3)            (3)           (61)
  Interest applied to principal                (3)            --             (7)            --             --            (10)
Transfers to foreclosed assets                 --             (9)           (12)            --             (1)           (22)
Loans returned to accrual                      (1)            (6)           (26)            --             (1)           (34)
                                             ----           ----           ----           ----            ---           ----
Balance, end of quarter                      $112           $ 64           $307           $ 46            $ 9           $538
                                             ----           ----           ----           ----            ---           ----
                                             ----           ----           ----           ----            ---           ----

- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------


(1) No commercial loan placed on nonaccrual status during the first quarter of 1996 and fourth quarter of 1995 exceeded $13 million.
(2) Of the other real estate mortgage loans placed on nonaccrual status in the first quarter of 1996, $45 million related to a single loan located in Southern California. For the fourth quarter of 1995, no other real estate mortgage loan placed on nonaccrual status exceeded $13 million.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, as amended by FAS 118 (collectively referred to as FAS 114). These Statements address the accounting treatment of certain impaired loans and amend FASB Statement Nos. 5 and 15. However, these Statements do not address the overall adequacy of the allowance for loan losses and do not apply to large groups of smaller-balance homogeneous loans, such as most consumer, real estate 1-4 family first mortgage and small business loans, unless they have been involved in a restructuring.

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

For loans covered by this Statement, the Company makes an assessment for impairment when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

The table below shows the recorded investment in impaired loans by loan category at March 31, 1996, December 31, 1995 and March 31, 1995:



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        MARCH 31,    December 31,     March 31,
(in millions)                               1996            1995          1995
- --------------------------------------------------------------------------------

Commercial                                 $  81          $  77          $  56
Real estate 1-4 family first mortgage          3              2              7
Other real estate mortgage (1)               314            330            299
Real estate construction                      44             46             77
Other                                         --              3              3
                                           -----          -----          -----

   Total (2)                               $ 442          $ 458          $ 442
                                           -----          -----          -----
                                           -----          -----          -----

Impairment measurement based on:
   Collateral value method                 $ 355          $ 374          $ 314
   Discounted cash flow method                70             66            106
   Historical loss factors                    17             18             22
                                           -----          -----          -----
                                           $ 442          $ 458          $ 442
                                           -----          -----          -----
                                           -----          -----          -----
Average recorded investment                $ 439          $ 446          $ 432
Interest income recognized (3)             $   4          $   2          $   4

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


(1) Includes accruing loans of $50 million, $50 million and none purchased at a steep discount at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $21 million, $22 million and $23 million of impaired loans with a related FAS 114 allowance of $2 million, $3 million and $4 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(3) Interest income recognized was primarily recorded using the cash method.

The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are on nonaccrual. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

The Company anticipates normal influxes of nonaccrual loans as it further increases its lending activity as well as resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be impacted by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions that may be classified as nonaccrual based on its policies.

    The table below summarizes the changes in foreclosed assets.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                         MAR. 31,       Dec. 31,       Mar. 31,
(in millions)                               1996           1995           1995
- --------------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER               $186           $214           $272
Additions                                     35             24             42
Sales                                        (18)           (49)           (29)
Charge-offs                                   (3)            (2)            (2)
Write-downs                                   (1)            (1)            (3)
Other deductions                              (1)            --             (7)
                                            ----           ----           ----

BALANCE, END OF QUARTER                     $198           $186           $273
                                            ----           ----           ----
                                            ----           ----           ----


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Approximately 75% of the foreclosed assets at March 31, 1996 have been in the Company's portfolio three years or less.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period (generally, 180 days). Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 150 days of becoming past due and are excluded from the following table.


- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

                                                     MAR. 31,       Dec. 31,      Mar. 31,
(in millions)                                           1996           1995          1995
- ------------------------------------------------------------------------------------------

Commercial                                             $ 10           $ 12             $9
Real estate 1-4 family first mortgage                     8              8             14
Other real estate mortgage                                3             24             58
Real estate construction                                 --             --              1
Consumer:
   Real estate 1-4 family junior lien mortgage            3              4              4
   Credit card                                           97             95             46
   Other revolving credit and monthly payment             1              1             --
                                                       ----           ----           ----
    Total consumer                                      101            100             50
                                                       ----           ----           ----

   Total                                               $122           $144           $132
                                                       ----           ----           ----
                                                       ----           ----           ----


- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------


     ALLOWANCE FOR LOAN LOSSES

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                                                  Quarter ended
                                               --------------------------------
                                               MARCH 31,    Dec. 31,   March 31,
(in millions)                                      1996        1995        1995
- --------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                    $1,794      $1,872      $2,082

Loan charge-offs:
  Commercial (1)                                    (13)        (23)         (7)
  Real estate 1-4 family first mortgage              (4)         (3)         (3)
  Other real estate mortgage                         (3)         (3)        (22)
  Real estate construction                           (1)         (5)         (2)
  Consumer:
    Real estate 1-4 family junior lien mortgage      (4)         (4)         (3)
    Credit card                                     (86)        (69)        (38)
    Other revolving credit and monthly payment      (20)        (17)        (10)
                                                 ------      ------      ------
      Total consumer                               (110)        (90)        (51)
  Lease financing                                    (6)         (4)         (4)
                                                 ------      ------      ------
        Total loan charge-offs                     (137)       (128)        (89)
                                                 ------      ------      ------
Loan recoveries:
  Commercial (2)                                      5           7           9
  Real estate 1-4 family first mortgage               3          --           1
  Other real estate mortgage                          4          33           6
  Real estate construction                            1          --          --
  Consumer:
    Real estate 1-4 family junior lien mortgage       1           1           1
    Credit card                                       5           3           3
    Other revolving credit and monthly payment        3           5           2
                                                 ------      ------      ------
      Total consumer                                  9           9           6
  Lease financing                                     2           1           2
                                                 ------      ------      ------
        Total loan recoveries                        24          50          24
                                                 ------      ------      ------
             Total net loan charge-offs            (113)        (78)        (65)
                                                 ------      ------      ------

BALANCE, END OF QUARTER                          $1,681      $1,794      $2,017
                                                 ------      ------      ------
                                                 ------      ------      ------

Total net loan charge-offs as a percentage
  of average loans (annualized) (3)               1.30%        .90%        .72%
                                                 ------      ------      ------
                                                 ------      ------      ------

Allowance as a percentage of total loans (3)      4.78%       5.04%       6.16%
                                                 ------      ------      ------
                                                 ------      ------      ------
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(1) There were no charge-offs of loans to real estate developers for all periods presented.
(2) Includes recoveries from loans to real estate developers of $1 million, $1 million and none in the quarters ended March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(3) Average and total loans exclude first mortgage loans that were reclassified to a held-for-sale category on March 31, 1995 and subsequently sold by year-end 1995.

     The table below presents net charge-offs by loan category.

- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
                                                                                        Quarter ended
                                            ---------------------------------------------------------
                                             MARCH 31, 1996   December 31, 1995        March 31, 1995
                                            ---------------   -----------------      ----------------
                                                       % OF                % of                  % of
                                                    AVERAGE             average               average
(in millions)                               AMOUNT  LOANS(1)    Amount  loans(1)     Amount   loans(1)
- -----------------------------------------------------------------------------------------------------
Commercial                                    $  8      .34%     $  16      .66%     $  (2)     (.12)%
Real estate 1-4 family first mortgage            1       .10         3       .27         2       .10
Other real estate mortgage                      (1)     (.05)      (30)    (1.52)       16       .82
Real estate construction                        --        --         5      1.59         2       .90
Consumer:
  Real estate 1-4 family junior lien mortgage    3       .41         3       .41         2       .26
  Credit card                                   81      8.25        66      6.63        35      4.52
  Other revolving credit and monthly payment    17      2.64        12      2.15         8      1.40
                                              ----                ----                ----
    Total consumer                             101      4.12        81      3.33        45      2.08
Lease financing                                  4       .93         3       .73         2       .43
                                              ----                ----                ----

  Total net loan charge-offs                  $113     1.30%      $ 78      .90%      $ 65      .72%
                                              ----      ----      ----      ----      ----      ----
                                              ----      ----      ----      ----      ----      ----
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

(1)  Calculated on an annualized basis.


          The largest category of net charge-offs in the first quarter of 1996 was credit card loans, comprising more than 70% of total net charge-offs. During the first half of 1995, the Company grew its credit card loan portfolio through nationwide direct mail campaigns as well as through retail outlets. The objective of the direct mail campaigns was higher yielding loans to higher-risk cardholders. As these loans continue to mature, the total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans is expected to continue at a level higher than experienced in the past. The Company continuously evaluates and monitors its selection criteria for direct mail campaigns and other account acquisition methods to accomplish the desired risk/customer mix within the credit card portfolio.

          The Company considers the allowance for loan losses of $1,681 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at March 31, 1996. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. There was no provision for loan losses in the first quarter of 1996 or during 1995. However, as loan growth continues, the Company anticipates that it will resume making a provision in the latter part of 1996.

OTHER ASSETS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                         MARCH 31,   December 31,      March 31,
(in millions)                                1996           1995           1995
- --------------------------------------------------------------------------------
Net deferred tax asset (1)                 $  879         $  854         $1,002
Nonmarketable equity investments              424            428            400
Certain identifiable intangible assets        392            386            404
Foreclosed assets                             198            186            273
Other                                         767            552            572
                                           ------         ------         ------

     Total other assets                    $2,660         $2,406         $2,651
                                           ------         ------         ------
                                           ------         ------         ------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

(1) Net of a valuation allowance of none, none and $2 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

The Company estimates that approximately $764 million of the $879 million net deferred tax asset at March 31, 1996 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $115 million relates to approximately
$1.7 billion of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately
$1.3 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

On October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122 (FAS 122), Accounting for Mortgage Servicing Rights. This Statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale with servicing rights retained, the right to service those loans be recognized as a separate asset, similar to purchased mortgage servicing rights. This Statement also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Mortgage servicing rights purchased during first quarter 1996, fourth quarter 1995 and first quarter 1995 were $25 million, $7 million and $37 million, respectively, and no originated mortgage servicing rights were capitalized during the same periods. Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $11 million, $11 million and $6 million for the quarters ended March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Purchased mortgage servicing rights included in certain identifiable intangible assets were $170 million, $152 million and $127 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

Other identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $24 million, $25 million and $21 million for the quarters ended March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

DEPOSITS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                         MARCH 31,   December 31,      March 31,
(in millions)                                1996           1995           1995
- --------------------------------------------------------------------------------
Noninterest-bearing                      $  9,740       $ 10,391       $  9,431
Interest-bearing checking (1)                 745            887          4,372
Market rate and other savings (1)          18,260         17,944         15,584
Savings certificates                        8,669          8,636          7,588
                                         --------       --------       --------
  Core deposits                            37,414         37,858         36,975
Other time deposits                           245            248            262
Deposits in foreign offices (2)               147            876          1,760
                                         --------       --------       --------

     Total deposits                      $ 37,806       $ 38,982       $ 38,997
                                         --------       --------       --------
                                         --------       --------       --------
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

(1) Due to the limited transaction activity of existing NOW (negotiable order of withdrawal) account customers, $3.4 billion of interest-bearing checking deposits at December 31, 1995 was reclassified to market rate and other savings deposits.
(2) Short-term (under 90 days) interest-bearing deposits used to fund short-term borrowing needs.

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

The increase in the Company's RBC and leverage ratios at March 31, 1996 compared with December 31, 1995 and March 31, 1995 resulted from an increase in retained earnings and from the cessation of the common stock repurchase program after the October 1995 announcement of the proposed merger with First Interstate Bancorp. Common stock repurchases for the first and fourth quarters of 1995 were 2.1 million shares and .5 million shares, respectively. The program resumed in late March.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At March 31, 1996, the Bank had a Tier 1 RBC ratio of 10.13%, a combined Tier 1 and
Tier 2 ratio of 13.24% and a leverage ratio of 7.83%.

The table below presents the Company's risk-based capital and leverage ratios.

- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------
                                                      MARCH 31,   December 31,      March 31,
(in billions)                                             1996           1995           1995
- ---------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                          $   3.7        $   3.6        $   3.4
  Preferred stock                                           .5             .5             .5
  Less goodwill and other deductions (1)                   (.3)           (.5)           (.5)
                                                       -------        -------        -------
    Total Tier 1 capital                                   3.9            3.6            3.4
                                                       -------        -------        -------
Tier 2:
  Mandatory convertible debt                               --              --             .1
  Subordinated debt and unsecured senior debt              1.0            1.0            1.0
  Allowance for loan losses allowable in Tier 2             .5             .5             .5
                                                       -------        -------        -------
    Total Tier 2 capital                                   1.5            1.5            1.6
                                                       -------        -------        -------

      Total risk-based capital                         $   5.4        $   5.1        $   5.0
                                                       -------        -------        -------
                                                       -------        -------        -------
Risk-weighted balance sheet assets                     $  38.9        $  39.2        $  38.4
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                    2.8            2.7            2.0
  Standby letters of credit                                 .6             .7             .6
  Other                                                     .3             .4             .4
                                                       -------        -------        -------
    Total risk-weighted off-balance sheet items            3.7            3.8            3.0
                                                       -------        -------        -------
Goodwill and other deductions (1)                          (.4)           (.5)           (.5)
Allowance for loan losses not included in Tier 2          (1.2)          (1.3)          (1.5)
                                                       -------        -------        -------

      Total risk-weighted assets                       $  41.0        $  41.2        $  39.4
                                                       -------        -------        -------
                                                       -------        -------        -------
Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                  9.40%          8.81%          8.73%
  Total capital (8% minimum requirement)                  13.04          12.46          12.78

Leverage ratio (3% minimum requirement) (2)                7.91%          7.46%          6.61%
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

(1) Other deductions include the unrealized net gain (loss) on available-for-sale investment securities carried at fair value.
(2) Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital).

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a negative impact on the net interest margin from an increasing rate environment. At March 31, 1996, the under-one-year cumulative gap was a $258 million
(0.5% of total assets) net liability position, compared with a net liability position of $394 million (0.8% of total assets) at December 31, 1995. The decrease in the net liability position was largely due to a decrease in foreign deposits and short-term borrowings, a major portion of which was offset by an increase in market rate savings deposits and a decrease in commercial loans.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $4.7 billion and $8.7 billion at March 31, 1996 and December 31, 1995, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the

Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps and interest rate swap agreements. The contract or notional amounts of interest rate derivatives do not represent amounts exchanged by the parties and therefore are not a measure of exposure through the use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The contract or notional amounts do not represent exposure to liquidity risk. The Company is not a dealer in these instruments and does not use them speculatively. The Company offers contracts to its customers, but hedges such contracts by purchasing other financial contracts or uses the contracts for asset/liability management. The contracts that are used primarily to hedge mismatches in interest rate maturities serve to reduce rather than increase the Company's exposure to movements in interest rates.

The Company also enters into foreign exchange positions, such as forward, spot and option contracts, primarily as customer accommodations.

The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts (except futures contracts, interest rate cap contracts written and foreign exchange option contracts written for which credit risk is DE MINIMUS) through credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality institutions, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial.

     The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at March 31, 1996 and December 31, 1995.

- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
                                                             MARCH 31, 1996                            December 31, 1995
                                  -----------------------------------------    -----------------------------------------
                                  NOTIONAL OR         CREDIT      ESTIMATED    Notional or         Credit      Estimated
                                  CONTRACTUAL           RISK           FAIR    contractual           risk           fair
(in millions)                          AMOUNT      AMOUNT (3)         VALUE         amount      amount (3)         value
- ------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts                $  5,475           $ --           $ --       $  5,372           $ --        $    --
    Floors purchased (1)               15,324             87             87         15,522            206            206
    Caps purchased (1)                    486              3              3            391              1              1
    Swap contracts (1)                  6,481             85             57          6,314            185            175

  Foreign exchange contracts:
    Forward contracts (1)                  25             --             --             25             --             --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                      13             --             --             23             --             --
    Floors written                        156             --             (1)           105             --             (1)
    Caps written                        1,518             --             (7)         1,170             --             (4)
    Floors purchased (1)                  156              1              1            105              1              1
    Caps purchased (1)                  1,506              7              7          1,139              4              4
    Swap contracts (1)                  1,681             10              1          1,518              5              1

  Foreign exchange contracts: (2)
    Forward and spot contracts (1)      1,057              8              1            909             10              1
    Option contracts purchased (1)         32             --             --             29             --             --
    Option contracts written               25             --             --             23             --             --

- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these financial instruments.
(2)  The Company has immaterial trading positions in these contracts.
(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.


          LIQUIDITY MANAGEMENT

          Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. A shelf registration statement filed in 1995 with the Securities and Exchange Commission allows the issuance of up to $2.3 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. At March 31, 1996, $1.8 billion of securities remained unissued. In April 1996, the Company issued
          $.5 billion of subordinated debt under this shelf registration.

                           PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

I.        (a)  The Special Meeting of Shareholders was held on March 28, 1996.

          (b) The Agreement and Plan of Merger (Merger Agreement) dated as of January 23, 1996, by and between Wells Fargo and First Interstate Bancorp, as amended, was adopted, and the transactions contemplated thereby were approved.

                                                            Against
                                                   For  or Withheld  Abstentions
                                            ----------  -----------  -----------
               (1)  Adoption of Merger
                    Agreement and approval
                    of transactions
                    contemplated thereby    36,340,003      144,347      126,464

II.       (a)  The Annual Meeting of Shareholders was held on April 16, 1996.

          (b) Each of the persons named in the Proxy Statement as a nominee for director was elected; the increase in authorized common stock was approved; the adoption of the new employee stock purchase plan was approved; and the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1996 was ratified. The following are the voting results on each of the matters:

                                                           Against
                                                  For  or Withheld  Abstentions
                                           ----------  -----------  -----------
               (1)  ELECTION OF DIRECTORS
                    H. Jesse Arnelle       39,786,386      136,085      --
                    Edward M. Carson       39,793,451      129,020      --
                    William S. Davila      39,792,331      130,140      --
                    Rayburn S. Dezember    39,801,428      121,043      --
                    Myron Du Bain          39,788,664      133,807      --
                    Don C. Frisbee         39,776,520      145,951      --
                    Paul Hazen             39,804,272      118,199      --
                    Robert K. Jaedicke     39,790,773      131,698      --
                    Thomas L. Lee          39,791,238      131,233      --
                    William F. Miller      39,786,687      135,784      --
                    Ellen M. Newman        39,795,239      127,232      --
                    Philip J. Quigley      39,795,925      126,546      --
                    Carl E. Reichardt      39,799,134      123,337      --
                    Donald B. Rice         39,802,378      120,093      --
                    Richard J. Stegemeier  39,792,499      129,972      --
                    Susan G. Swenson       39,784,759      137,712      --
                    Daniel M. Tellep       39,789,501      132,970      --
                    Chang-Lin Tien         39,789,042      133,429      --
                    John A. Young          39,793,120      129,351      --
                    William F. Zuendt      39,802,318      120,153      --

                                                           Against
                                                  For  or Withheld  Abstentions
                                           ----------  -----------  -----------
               (2)  Increase in Authorized
                    Common Stock           31,818,390    7,955,278      148,803

               (3)  Approval of the new
                    Employee Stock
                    Purchase Plan          39,108,798      631,373      182,300

               (4)  Ratification of KPMG
                    Peat Marwick LLP as
                    independent auditors
                    for 1996.              39,777,729       50,785       93,957


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3(i)  Articles of Incorporation
               3(ii) By-Laws
               4     The Company hereby agrees to furnish upon request to the
                     Commission a copy of each instrument defining the rights of holders of securities of the Company.
              10     1996 Employee Stock Purchase Plan, incorporated by
                     reference to Exhibit A of the Proxy statement dated March
                     13, 1996.
              11     Computation of Earnings Per Common Share
              27     Financial Data Schedule
              99(a)  Computation of Ratios of Earnings to Fixed Charges -- the
                     ratios of earnings to fixed charges, including interest on deposits, were 2.33 and 1.98 for the quarters ended March
                     31, 1996 and 1995, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.32 and 3.74 for the quarters ended March 31, 1996 and 1995, respectively.
              99(b)  Computation of Ratios of Earnings to Fixed Charges and
                     Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.21 and 1.90 for the quarters ended March
                     31, 1996 and 1995, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.55 and 3.34 for the quarters ended
                     March 31, 1996 and 1995, respectively.

          (b) The Company filed the following reports on Form 8-K during the first quarter of 1996 and through the date hereof:

               (1) January 16, 1996 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter and year ended December 31, 1995 and the increase in the Company's common stock dividend

               (2) January 24, 1996 under Item 5, containing the January 24 Press Release that announced that the Company and First Interstate Bancorp have reached a definitive agreement to merge the two companies
               (3) January 31, 1996 under Item 5, containing the Agreement and Plan of Merger with First Interstate Bancorp, pursuant to which First Interstate will merge with and into the Company
               (4) February 29, 1996 under Item 5, containing the February 28 Press Release that announced that the joint proxy statement of the Company and First Interstate Bancorp had been declared effective by the Securities and Exchange Commission and that the Company had reached agreement with the Department of Justice and the Office of the Attorney General for California regarding divestitures
               (5) April 1, 1996 under Item 5, containing the April 1 Press Release that announced that Wells Fargo & Company had completed its acquisition of First Interstate Bancorp
               (6) April 5, 1996 under Item 7, containing unaudited pro forma combined financial information of the Company and First Interstate Bancorp for 1995, the Consent of Independent Accountants for First Interstate and audited financial statements of First Interstate Bancorp as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995
               (7) April 10, 1996 under Items 2 and 7, describing the Company's acquisition of First Interstate Bancorp in accordance with the terms of the Merger Agreement and containing the unaudited pro forma combined financial information of the Company and First Interstate Bancorp for 1995 and audited financial statements of First Interstate Bancorp as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995
               (8) April 16, 1996 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended March 31, 1996, the Company's share repurchase program and the quarterly common stock dividend




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 1996.

                                         WELLS FARGO & COMPANY

                                         By:/s/ FRANK A. MOESLEIN
                                            ----------------------------
                                            Frank A. Moeslein
                                            Executive Vice President and
                                            Controller
                                            (Principal Accounting Officer)