Form 10-Q
period 1996-06-30
WELLS FARGO & CO
filed 1996-08-14
CIK 105598

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ______________

                              FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996     Commission file number 1-6214
                            ______________

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


                                                      Shares Outstanding
                                                         July 31, 1996
                                                      ------------------

      Common stock, $5 par value                          94,143,159

                                FORM 10-Q
                            TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                          Page
Item 1.   Financial Statements                                           ----
          Consolidated Statement of Income...............................  2
          Consolidated Balance Sheet.....................................  3
          Consolidated Statement of Changes in Stockholders' Equity......  4
          Consolidated Statement of Cash Flows...........................  5
          Note to Financial Statements...................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
          Summary Financial Data......................................... 10
          Overview....................................................... 11
          Merger with First Interstate Bancorp........................... 13
          Line of Business Results....................................... 14
          Earnings Performance........................................... 17
            Net Interest Income.......................................... 17
            Noninterest Income........................................... 21
            Noninterest Expense.......................................... 23
            Income Taxes................................................. 24
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI..... 25
          Balance Sheet Analysis......................................... 26
            Investment Securities.,,,,,,................................. 26
            Loan Portfolio..............,,,,,,........................... 29
              Commercial real estate..........,,,,,,..................... 29
            Nonaccrual and Restructured Loans and Other Assets........... 30
              Changes in total nonaccrual loans.......................... 30
              Changes in foreclosed assets............................... 33
              Loans 90 days past due and still accruing.................. 33
            Allowance for Loan Losses.................................... 34
            Other Assets................................................. 36
            Deposits..................................................... 38
            Capital Adequacy/Ratios...................................... 38
            Asset/Liability Management................................... 40
            Derivative Financial Instruments............................. 41
            Liquidity Management......................................... 42

PART II - OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................... 43

SIGNATURE................................................................ 44


============================================================================
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the progress of integrating First Interstate and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

                    PART I - FINANCIAL INFORMATION

                WELLS FARGO & COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME

=============================================================================================================
                                                                         Quarter                  Six months
                                                                   ended June 30,              ended June 30,
                                                              -------------------         -------------------
(in millions)                                                  1996          1995          1996          1995
- -------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                           $    8        $    1        $   10        $    2
Investment securities                                            225           152           353           317
Mortgage loans held for sale                                      --            54            --            54
Loans                                                          1,618           823         2,494         1,681
Other                                                              7             1             7             2
                                                              ------        ------        ------        ------
     Total interest income                                     1,858         1,031         2,864         2,056
                                                              ------        ------        ------        ------
INTEREST EXPENSE
Deposits                                                         454           254           695           496
Federal funds purchased and securities sold under
  repurchase agreements                                           21            59            57           115
Commercial paper and other short-term borrowings                   3             9             8            19
Senior and subordinated debt                                      80            50           128           102
                                                              ------        ------        ------        ------
     Total interest expense                                      558           372           888           732
                                                              ------        ------        ------        ------
NET INTEREST INCOME                                            1,300           659         1,976         1,324
Provision for loan losses                                         --            --            --            --
                                                              ------        ------        ------        ------
Net interest income after provision for loan losses            1,300           659         1,976         1,324
                                                              ------        ------        ------        ------
NONINTEREST INCOME
Service charges on deposit accounts                              258           119           380           236
Fees and commissions                                             211           103           329           204
Trust and investment services income                             104            57           164           112
Investment securities gains (losses)                               3            --             2           (15)
Other                                                             63            31           118            14
                                                              ------        ------        ------        ------
     Total noninterest income                                    639           310           993           551
                                                              ------        ------        ------        ------
NONINTEREST EXPENSE
Salaries                                                         400           177           581           349
Incentive compensation                                            61            33            93            60
Employee benefits                                                102            48           157           101
Equipment                                                        111            45           167            92
Net occupancy                                                    108            53           161           106
Core deposit intangible                                           82            11            91            22
Goodwill                                                          81             9            89            17
Other                                                            332           184           505           349
                                                              ------        ------        ------        ------
     Total noninterest expense                                 1,277           560         1,844         1,096
                                                              ------        ------        ------        ------
INCOME BEFORE INCOME TAX EXPENSE                                 662           409         1,125           779
Income tax expense                                               299           177           498           314
                                                              ------        ------        ------        ------
NET INCOME                                                    $  363        $  232        $  627        $  465
                                                              ======        ======        ======        ======
NET INCOME APPLICABLE TO COMMON STOCK                         $  344        $  222        $  598        $  444
                                                              ======        ======        ======        ======
PER COMMON SHARE
Net income                                                    $ 3.61        $ 4.51        $ 8.39        $ 8.92
                                                              ======        ======        ======        ======
Dividends declared                                            $ 1.30        $ 1.15        $ 2.60        $ 2.30
                                                              ======        ======        ======        ======
Average common shares outstanding                               95.6          49.1          71.3          49.8
                                                              ======        ======        ======        ======
=============================================================================================================

                  WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


===============================================================================================================
                                                                        JUNE 30,    December 31,        June 30,
(in millions)                                                              1996            1995            1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  8,882         $ 3,375         $ 2,848
Federal funds sold and securities
  purchased under resale agreements                                       1,344             177             375
Investment securities:
  At fair value                                                          13,692           8,920           2,473
  At cost (estimated fair value $7,602)                                      --              --           7,662
                                                                       --------         -------         -------
    Total investment securities                                          13,692           8,920          10,135
Mortgage loans held for sale                                                 --              --           1,336
Loans                                                                    70,541          35,582          33,896
Allowance for loan losses                                                 2,273           1,794           1,947
                                                                       --------         -------         -------
    Net loans                                                            68,268          33,788          31,949
                                                                       --------         -------         -------
Due from customers on acceptances                                           210              98              71
Accrued interest receivable                                                 591             308             300
Premises and equipment, net                                               2,400             862             863
Core deposit intangible                                                   2,208             166             186
Goodwill                                                                  7,479             382             399
Other assets                                                              3,512           2,240           2,469
                                                                       --------         -------         -------

    Total assets                                                       $108,586         $50,316         $50,931
                                                                       ========         =======         =======
LIABILITIES
Noninterest-bearing deposits                                           $ 27,535         $10,391         $ 9,600
Interest-bearing deposits                                                56,333          28,591          29,184
                                                                       --------         -------         -------
    Total deposits                                                       83,868          38,982          38,784
Federal funds purchased and securities
  sold under repurchase agreements                                          944           2,781           3,693
Commercial paper and other short-term borrowings                            262             195             532
Acceptances outstanding                                                     210              98              71
Accrued interest payable                                                    177              85              89
Other liabilities                                                         2,865           1,071             933
Senior debt                                                               2,586           1,783           1,485
Subordinated debt                                                         2,644           1,266           1,482
                                                                       --------         -------         -------

    Total liabilities                                                    93,556          46,261          47,069
                                                                       --------         -------         -------
STOCKHOLDERS' EQUITY
Preferred stock                                                             839             489             489
Common stock - $5 par value,
  authorized 150,000,000 shares; issued and outstanding
  94,912,532 shares, 46,973,319 shares and
  48,473,804 shares                                                         475             235             242
Additional paid-in capital                                               11,207           1,135             407
Retained earnings                                                         2,586           2,174           2,737
Cumulative foreign currency translation adjustments                          (4)             (4)             (4)
Investment securities valuation allowance                                   (73)             26              (9)
                                                                       --------         -------         -------

    Total stockholders' equity                                           15,030           4,055           3,862
                                                                       --------         -------         -------

    Total liabilities and stockholders' equity                         $108,586         $50,316         $50,931
                                                                       ========         =======         =======
===============================================================================================================

                 WELLS FARGO & COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

=========================================================================================
                                                                 Six months ended June 30,
                                                                -------------------------
(in millions)                                                           1996         1995
- -----------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                         $   489       $  489
Preferred stock issued to First Interstate stockholders                  350           --
                                                                     -------       ------
Balance, end of period                                                   839          489
                                                                     -------       ------
COMMON STOCK
Balance, beginning of period                                             235          256
Common stock issued to First Interstate stockholders                     260           --
Common stock issued under employee benefit and
  dividend reinvestment plans                                              2            3
Common stock repurchased                                                 (22)         (17)
                                                                     -------       ------
Balance, end of period                                                   475          242
                                                                     -------       ------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                           1,135          871
Preferred stock issued to First Interstate stockholders                   10           --
Common stock issued to First Interstate stockholders                  11,039           --
Common stock issued under employee benefit and
  dividend reinvestment plans                                             53           58
Common stock repurchased                                              (1,141)        (522)
Fair value adjustment related to First Interstate stock options          111           --
                                                                     -------       ------
Balance, end of period                                                11,207          407
                                                                     -------       ------
RETAINED EARNINGS
Balance, beginning of period                                           2,174        2,409
Net income                                                               627          465
Preferred stock dividends                                                (29)         (21)
Common stock dividends                                                  (186)        (116)
                                                                     -------       ------
Balance, end of period                                                 2,586        2,737
                                                                     -------       ------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                                      (4)          (4)
                                                                     -------       ------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                              26         (110)
Change in unrealized net gain (loss), after applicable taxes             (99)         101
                                                                     -------       ------
Balance, end of period                                                   (73)          (9)
                                                                     -------       ------

    Total stockholders' equity                                       $15,030       $3,862
                                                                     =======       ======
=========================================================================================

                 WELLS FARGO & COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================
                                                                         Six months ended June 30,
                                                                         -------------------------
(in millions)                                                                    1996         1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $    627     $  465
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                      --         --
      Depreciation and amortization                                                 323        131
      Deferred income tax provision (benefit)                                       146        (47)
      Increase in net deferred loan fees                                            (21)       (15)
      Net decrease in accrued interest receivable                                    25         28
      Write-down on mortgage loans held for sale                                     --         83
      Net increase in accrued interest payable                                        5         29
      Other, net                                                                     38       (207)
                                                                               --------     ------
Net cash provided by operating activities                                         1,143        467
                                                                               --------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities                                       --        983
      Purchases                                                                      --        (26)
    At fair value:
      Proceeds from sales                                                           763        670
      Proceeds from prepayments and maturities                                    2,435         64
      Purchases                                                                    (469)       (60)
  Cash acquired from First Interstate                                             6,030         --
  Proceeds from sales of mortgage loans held for sale                                --      2,580
  Net (increase) decrease in loans resulting from originations and collections       49     (1,655)
  Proceeds from sales (including participations) of loans                           184        238
  Purchases (including participations) of loans                                     (43)      (179)
  Proceeds from sales of foreclosed assets                                           61        109
  Net (increase) decrease in federal funds sold and securities
    purchased under resale agreements                                               907       (115)
  Other, net                                                                        (93)      (142)
                                                                               --------    -------
Net cash provided by investing activities                                         9,824      2,467
                                                                               --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                       (2,566)    (3,548)
  Net increase (decrease) in short-term borrowings                               (2,116)     1,014
  Proceeds from issuance of senior debt                                             760        815
  Repayment of senior debt                                                         (300)      (705)
  Proceeds from issuance of subordinated debt                                       500         --
  Proceeds from issuance of common stock                                             55         61
  Repurchase of common stock                                                     (1,163)      (539)
  Payment of cash dividends on preferred stock                                      (21)       (31)
  Payment of cash dividends on common stock                                        (186)      (116)
  Other, net                                                                       (423)       (11)
                                                                               --------    -------
Net cash used by financing activities                                            (5,460)    (3,060)
                                                                               --------    -------
  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                        5,507       (126)

Cash and cash equivalents at beginning of period                                  3,375      2,974
                                                                               --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  8,882    $ 2,848
                                                                               ========    =======
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                   $    796    $   703
                                                                               ========    =======
    Income taxes                                                               $    185    $   299
                                                                               ========    =======
  Noncash investing and financing activities:
    Transfers from loans to foreclosed assets                                  $     72    $    61
                                                                               ========    =======
    Transfers from loans to mortgage loans held for sale                       $     --    $ 4,023
                                                                               ========    =======
    Acquisition of First Interstate:
      Common stock issued                                                      $ 11,299    $    --
      Fair value of preferred stock issued                                          360         --
      Fair value of stock options                                                   111         --
      Fair value of assets acquired                                              55,797         --
      Fair value of liabilities assumed                                          51,214         --
==================================================================================================

               WELLS FARGO & COMPANY AND SUBSIDIARIES
                     NOTE TO FINANCIAL STATEMENTS


MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate), the 14th largest bank holding company in the nation as of March 31, 1996 with 405 offices in California and a total of approximately 1,150 offices in 13 western states. The Merger resulted in the creation of the ninth largest bank holding company in the United States based on assets as of June 30, 1996. The purchase price of the transaction was approximately $11.3 billion based on Wells Fargo's share price on January 19, the last trading day before Wells Fargo and First Interstate agreed on an exchange ratio. First Interstate shareholders received two-thirds of a share of Wells Fargo common stock for each share of common stock owned; 52,007,264 shares of the Company's common stock were issued. Each share of First Interstate preferred stock was converted into the right to receive one share of the Company's preferred stock. Each outstanding and unexercised option granted by First Interstate was converted into an option to purchase Company common stock based on the original plan and the agreed upon exchange ratio.

The Merger is being accounted for as a purchase transaction. Accordingly, the results of operations of First Interstate are included with that of the Company for periods subsequent to the date of the Merger (i.e., the financial information for periods prior to second quarter 1996 included in this Form 10-Q excludes First Interstate). The name of the newly combined company is Wells Fargo & Company.

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill included accruals totaling approximately $307 million ($181 million after tax) related to the disposition of premises, including an accrual of $121 million ($71 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state. The California dispositions include 176 branch closures in the third quarter of 1996. (See Noninterest Income section for information on other, Wells Fargo branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $415 million ($245 million after tax) related to severance of former First Interstate employees throughout the Company who will be displaced through December 31, 1997. Severance payments of $59 million were paid during the second quarter of 1996.

As a condition of the Merger, Wells Fargo was required by regulatory agencies to divest 61 First Interstate branches in California. In the first quarter of 1996, the Company entered into a contract with Home Savings of America, principal subsidiary of H.F. Ahmanson & Company, to sell the 61 First Interstate branches, which is currently expected to be completed in September 1996. In addition, the Company is selling the First Interstate banks in Wyoming and Montana (for which the Company has a definitive agreement and expects the sale to close on or about October 1, 1996, subject to regulatory approval). The
Company is also currently seeking a buyer for the bank subsidiary in Alaska.

Other significant adjustments to goodwill included the write-off of First Interstate's existing goodwill and other intangibles of $701 million.

The pro forma amounts in the table below are presented for informational purposes and are not necessarily indicative of the results of operations of the combined company for the periods presented. The pro forma amounts are also not necessarily indicative of the future results of operations of the combined company. In particular, the Company expects to achieve significant operating cost savings as a result of the Merger, which have not been included in the pro forma amounts.

The following pro forma combined summary of income gives effect to the combination as if the Merger was consummated on January 1, 1995.



PRO FORMA COMBINED FINANCIAL DATA
=============================================================================
                                                    Six months ended June 30,
                                                    -------------------------
(in millions, except per share data)                         1996        1995
- -----------------------------------------------------------------------------
SUMMARY OF INCOME
Net interest income                                        $2,594      $2,620
Provision for loan losses                                      --          --
Noninterest income                                          1,296       1,086
Noninterest expense (1)                                     2,435       2,458
Net income (1)                                                807         707

PER COMMON SHARE
Net income (1)                                             $ 8.11      $ 6.68
Dividends declared                                           2.60        2.30

AVERAGE COMMON SHARES OUTSTANDING                            94.9       100.2
=============================================================================

(1) Noninterest expense for the six months ended June 30, 1996 excludes $251 million ($245 million after tax) of nonrecurring merger-related expenses recorded by First Interstate in the first quarter of 1996.

The pro forma combined net income of $807 million for the six months ended June 30, 1996 consists of second quarter 1996 net income of the combined company of $363 million, first quarter 1996 net income of the Company of $264 million and a first quarter net loss of First Interstate of $(23) million, plus pro forma adjustments of $203 million. The pro forma combined net income of $707 million for the six months ended June 30, 1995 consists of net income of the Company of $465 million and First Interstate of $432 million for the six months ended June 30, 1995, less pro forma adjustments of $(190) million. The pro forma adjustments for both periods include amortization of $144 million relating to $7,187 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill). Goodwill is amortized using the straight-line method over 25 years.

Goodwill may change as certain estimates and contingencies are finalized, although any adjustments are not expected to have a significant effect on the ultimate amount of goodwill.

In addition to First Interstate premise and severance costs affecting goodwill, an estimated $60 million of costs related to the Company's premises, employees and operations as well as all costs relating to systems conversions and other indirect, integration costs were expensed during the second quarter. The Company expects to incur additional merger-related costs, which will be expensed as incurred. With respect to timing, it is assumed that the integration will be completed and that such costs will be incurred not later than 18 months after the closing of the Merger.

                  [THIS PAGE INTENTIONALLY LEFT BLANK]

                           FINANCIAL REVIEW


SUMMARY FINANCIAL DATA
=================================================================================================================================
                                                                                             % Change
                                                                   Quarter ended   June 30, 1996 from    Six months ended
                                               ---------------------------------   ------------------ -------------------
                                                  JUNE 30,    Mar. 31,  June 30,    Mar. 31, June 30,  JUNE 30,  June 30,    %
(in millions)                                      1996        1996       1995       1996     1995       1996      1995    Change
- ---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                     $    363    $    264    $    232     38 %      56 %   $    627  $    465     35 %
Net income applicable to common stock               344         254         222     35        55          598       444     35
Per common share
  Net income                                   $   3.61    $   5.39    $   4.51    (33)      (20)    $   8.39  $   8.92     (6)
  Dividends declared                               1.30        1.30        1.15     --        13         2.60      2.30     13

Average common shares outstanding                  95.6        47.0        49.1    103        95         71.3      49.8     43

Profitability ratios (annualized)
  Net income to average total assets (ROA)         1.35%       2.16%       1.81%   (38)      (25)        1.60 %    1.80%   (11)
  Net income applicable to common stock to
    average common stockholders' equity (ROE)      9.77       28.34       26.71    (66)      (63)       13.52     26.80    (50)

Efficiency ratio (1)                               65.8%       55.1%       57.8%    19        14         62.1 %    58.5%     6

Average loans                                  $ 70,734    $ 35,025     $33,202    102       113     $ 52,880  $ 34,759     52
Average assets                                  108,430      49,134      51,491    121       111       78,782    51,938     52
Average core deposits                            83,356      36,819      36,226    126       130       60,087    36,462     65

Net interest margin                                6.03%       6.18%      5.66%     (2)        7         6.08 %    5.63%     8

AT PERIOD END
Investment securities                          $ 13,692    $  8,435    $10,135      62        35     $ 13,692  $ 10,135     35
Loans (2)                                        70,541      35,167     33,896     101       108       70,541    33,896    108
Allowance for loan losses                         2,273       1,681      1,947      35        17        2,273     1,947     17
Goodwill                                          7,479         373        399      --        --        7,479       399     --
Assets                                          108,586      48,978     50,931     122       113      108,586    50,931    113
Core deposits                                    83,331      37,414     37,026     123       125       83,331    37,026    125
Common stockholders' equity                      14,191       3,713      3,373     282       321       14,191     3,373    321
Stockholders' equity                             15,030       4,202      3,862     258       289       15,030     3,862    289
Tier 1 capital (3)                                6,346       3,856      3,418      65        86        6,346     3,418     86
Total capital (Tiers 1 and 2) (3)                 9,533       5,353      4,959      78        92        9,533     4,959     92

Capital ratios
  Common stockholders' equity to assets           13.07%       7.58%      6.62%     72        97        13.07 %    6.62 %   97
  Stockholders' equity to assets                  13.84        8.58       7.58      61        83        13.84      7.58     83
  Risk-based capital (3)
    Tier 1 capital                                 7.83        9.40       8.60     (17)       (9)        7.83      8.60     (9)
    Total capital                                 11.77       13.04      12.48     (10)       (6)       11.77     12.48     (6)
  Leverage (3)                                     6.37        7.91       6.69     (19)       (5)        6.37      6.69     (5)

Book value per common share                    $ 149.52    $  79.01    $ 69.59      89       115     $ 149.52  $  69.59    115

Staff (active, full-time equivalent)             41,548      18,748     18,978     122       119       41,548    18,978    119

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (4)
Net income applicable to common stock          $    468    $    262    $   230      79       103     $    730  $    461     58
Net income per common share                        4.89        5.58       4.69     (12)        4        10.24      9.27     10
ROA                                                1.96%       2.25%      1.89%    (13)        4         2.05 %    1.89 %    8
ROE                                               33.43       32.74      31.58       2         6        33.18     31.67      5
Efficiency ratio                                   58.0        54.3       56.9       7         2         56.7      57.5     (1)

COMMON STOCK PRICE
High                                           $264-1/2    $261-1/4    $185-7/8      1        42     $264-1/2  $185-7/8     42
Low                                             232-1/8     203-1/8     157         14        48      203-1/8   143-3/8     42
Period end                                      239-1/8     261-1/4     180-1/4     (8)       33      239-1/8   180-1/4     33
=================================================================================================================================

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Loans exclude mortgage loans held for sale at June 30, 1995 of $1,336 million.
(3) See the Capital Adequacy/Ratios section for additional information.
(4) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $43 million and $1,334 million for the quarter ended June 30, 1996, respectively, and $43 million and $667 million for the six months ended June 30, 1996, respectively. Goodwill amortization and average balance (which are not tax effected) were $81 million and $7,238 million for the quarter ended June 30, 1996, respectively, and $89 million and $3,808 million for the six months ended June 30, 1996, respectively.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp. As a result, the financial information presented in this Form 10-Q for the second quarter and first six months of 1996 reflects the effects of the acquisition subsequent to the Merger's consummation.

The Company's results of operations for the second quarter and first six months of 1996 were significantly affected by the Merger. Since the Company's results of operations subsequent to April 1, 1996 reflect amounts recognized from combined operations, they cannot be divided between or attributed directly to either of the two former entities.

In substantially all of the Company's income and expense categories, the increases in the amounts reported for the second quarter and first six months of 1996 compared to the amounts reported in the corresponding periods in 1995 resulted from the Merger. The increases in substantially all of the categories of the Company's balance sheet between amounts reported at June 30, 1996 and those reported at December 31, 1995 also resulted from the Merger. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

Net income for the second quarter of 1996 was $363 million, compared with $232 million for the second quarter of 1995, an increase of 56%. Per share earnings for the second quarter of 1996 were $3.61, compared with $4.51 in the second quarter of 1995, a decrease of 20%. Net income for the first six months of 1996 was $627 million, or $8.39 per share, compared with $465 million, or $8.92 per share, for the first six months of 1995.

Return on average assets (ROA) was 1.35% and 1.60% in the second quarter and first half of 1996, respectively, compared with 1.81% and 1.80% in the same periods of 1995. Return on average common equity (ROE) was 9.77% and 13.52% in the second quarter and first half of 1996, respectively, compared with 26.71% and 26.80%, respectively, in the same periods of 1995.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the second quarter of 1996 were $4.89 per share, compared with $4.69 per share for the second quarter of 1995. On the same basis, ROA was 1.96% in the second quarter of 1996, compared with 1.89% in the second quarter of 1995; ROE was 33.43% in the second quarter of 1996, compared with 31.58% in the second quarter of 1995.

Following the merger with First Interstate, "cash" earnings, as well as "cash" ROA and ROE, are the measures of performance which will be most comparable with prior quarters. They are also the most relevant measures of financial performance for shareholders because they measure the Company's ability to repurchase stock, pay dividends and support growth.

"Cash" EPS of $4.89 is down from "cash" EPS of $5.58 for the first quarter of 1996 given merger-related expenses and because the Company is just beginning to realize the economic benefits of the Merger. The Company is confident that it will meet the original merger targets within the first 18 months.

Net interest income on a taxable-equivalent basis was $1,304 million and $659 million in the second quarter of 1996 and 1995, respectively. The increase in net interest income in both the second quarter and first half of 1996 compared with the same periods of 1995 was primarily due to an increase in average earning assets as a result of the Merger. The Company's net interest margin was 6.03% for the second quarter of 1996, compared with 5.66% in the same quarter of 1995 and 6.18% in the first quarter of 1996.

Noninterest income was $639 million and $993 million in the second quarter and first half of 1996, respectively, compared with $310 million and $551 million in the same periods of 1995. In addition to the effects of the Merger, the increase for the first half of 1996 as compared to the same period of 1995 included an $83 million write-down to lower of cost or estimated market in 1995 for certain product types within the real estate 1-4 family first mortgage portfolio that were reclassified to mortgage loans held for sale.

Noninterest expense in the second quarter of 1996 was $1,277 million, compared with $560 million for the second quarter of 1995. In addition to the effect of combining operations of First Interstate with the Company, the increase reflected goodwill and CDI amortization, severance for Wells Fargo employees and other merger-related expenditures.

During the second quarter of 1996, net charge-offs totaled $178 million, or 1.01% of average loans (annualized). This compared with $113 million, or 1.30%, during the first quarter of 1996 and $70 million, or .84%, during the second quarter of 1995. The allowance for loan losses was 3.22% of total loans at June 30, 1996, compared with 4.78% at March 31, 1996 and 5.74% at June 30, 1995.

Total nonaccrual and restructured loans were $742 million at June 30, 1996, compared with $552 million at December 31, 1995 and $644 million at June 30, 1995. Foreclosed assets amounted to $238 million at June 30, 1996, $186 million at December 31, 1995 and $224 million at June 30, 1995.

The Company's effective tax rate was 45% and 44% for the second quarter and first half of 1996, respectively. The effective tax rate was 43% and 40% for the same periods of 1995. The increase in the effective tax rate for the second quarter and first half of 1996 was due to increased goodwill amortization related to the Merger, which is not tax deductible. The increase in the effective tax rate for the first half of 1996 was also due to a $22 million reduction of income tax expense in 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

Common stockholders' equity to total assets was 13.07% at June 30, 1996, compared with 7.58% and 6.62% at March 31, 1996 and June 30, 1995, respectively. The Company's total risk-based capital ratio at June 30, 1996 was 11.77% and its Tier 1 risk-based capital ratio was 7.83%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At March 31, 1996, the risk-based capital ratios were 13.04% and 9.40%, respectively; at June 30, 1995, these ratios were 12.48% and
8.60%, respectively.   The Company's leverage ratios were 6.37%, 7.91% and
6.69% at June 30, 1996, March 31, 1996 and June 30, 1995, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

MERGER WITH FIRST INTERSTATE BANCORP

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp. As a condition of the Merger, Wells Fargo was required by regulatory agencies to divest 61 First Interstate branches in California. In the first quarter of 1996, the Company entered into a contract with Home Savings of America, principal subsidiary of H.F. Ahmanson & Company, to sell the 61 First Interstate branches. At June 30, 1996, these branches had aggregate deposits of approximately $2.1 billion and loans of approximately $1.3 billion. The selling price of the divested branches represents a premium of 8.11% on the deposits. The transaction is expected to close in September 1996.

As of the acquisition date, the California bank of First Interstate merged into Wells Fargo Bank, N.A. In June 1996, the Company merged former First Interstate bank subsidiaries in six states (Idaho, Nevada, New Mexico, Oregon, Utah and Washington) into Wells Fargo Bank, N.A. Each of these states has opted-in early under the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Wells Fargo Bank of Arizona, N.A. (formerly First Interstate Bank of Arizona, N.A.) is expected to be merged into Wells Fargo Bank, N.A. in September 1996. In addition, the Company is selling First Interstate banks in Wyoming and Montana (for which the Company has a definitive agreement and expects the sale to close on or about October 1, 1996, subject to regulatory approval). The Company is also currently seeking a buyer for the bank subsidiary in Alaska. The aggregate assets and deposits of these banks at June 30, 1996 were $649 million and $462 million, respectively. Banks in the other states retained by the Company are expected to merge into Wells Fargo Bank, N.A. as soon as permitted by applicable state laws (i.e., Colorado in June 1997; Texas not earlier than in September 1999).

The Company expects to meet its pre-merger objective of realizing net annual cost savings of $700 million ($800 million of noninterest expenses, less $100 million of revenues) not later than 18 months after the date of the Merger. About 50% of the net cost savings are anticipated to be achieved within the first nine months. The full impact of revenue losses due to the Merger is expected to be recognized by the first quarter of 1997, with revenue growth resuming in the first half of 1997.

For additional discussion of the Company's plan for branch closures and consolidations and for pro forma information, see Note to Financial Statements.


LINE OF BUSINESS RESULTS (ESTIMATED)
=======================================================================================================================
(income/expense in millions, average balances in billions)
- -----------------------------------------------------------------------------------------------------------------------
                                                           1996      1995         1996      1995         1996      1995
                                                           --------------         --------------         --------------
                                                                   Retail               Business
                                                             Distribution                Banking              Investment
                                                                    Group                  Group                   Group
                                                          --------------------------------------------------------------
QUARTER ENDED JUNE 30,
Net interest income (1)                                    $228      $117         $164      $ 91         $214      $122
Provision for loan losses (2)                                --        --           17         8            1        --
Noninterest income (3)                                      335       160           67        34          138        71
Noninterest expense (3)                                     504       236          119        74          179       114
                                                           ----      ----         ----      ----         ----      ----
Income before income
  tax expense                                                59        41           95        43          172        79
Income tax expense (4)                                       24        18           39        18           71        33
                                                           ----      ----         ----      ----         ----      ----
    Net income                                             $ 35      $ 23         $ 56      $ 25         $101      $ 46
                                                           ====      ====         ====      ====         ====      ====

Average loans                                              $ --      $ --         $4.7      $2.3         $1.9      $ .5
Average assets                                              2.7       1.0          6.5       3.4          2.5        .8
Average core deposits                                      18.7       9.5         12.3       6.2         37.3      17.8
Return on equity (5)                                         13%       19%          29%       26%          50%       38%
Risk-adjusted efficiency ratio (6)                           99%       94%          73%       79%          62%       68%


SIX MONTHS ENDED JUNE 30,
Net interest income (1)                                    $344      $232         $262      $179         $314      $243
Provision for loan losses (2)                                --        --           28        16            2         1
Noninterest income (3)                                      500       321          111        66          203       145
Noninterest expense (3)                                     770       461          189       138          261       223
                                                           ----      ----         ----      ----         ----      ----
Income before income
  tax expense                                                74        92          156        91          254       164
Income tax expense (4)                                       30        39           65        38          105        69
                                                           ----      ----         ----      ----         ----      ----
    Net income                                             $ 44      $ 53         $ 91      $ 53         $149      $ 95
                                                           ====      ====         ====      ====         ====      ====

Average loans                                              $ --      $ --         $3.8      $2.2         $1.2      $ .5
Average assets                                              1.7       1.0          5.3       3.3          1.6        .8
Average core deposits                                      13.8       9.6          9.3       6.3         27.8      17.9
Return on equity (5)                                         11%       22%          30%       29%          47%       41%
Risk-adjusted efficiency ratio (6)                          100%       92%          71%       75%          62%       69%
=======================================================================================================================

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

(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $113 million and $55 million for the quarters ended June 30, 1996 and 1995, respectively, and $163 million and $103 million for the six months ended June 30, 1996 and 1995, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

The line of business results show the financial performance of the Company's major business units. The table presents the second quarter and six months ended June 30, 1996 and the same periods of 1995. First Interstate results prior to April 1, 1996 are not included and, therefore, the current period is not comparable to prior periods.

                                    ================================================================================================

                                    ------------------------------------------------------------------------------------------------
                                     1996      1995      1996      1995      1996      1995      1996      1995       1996      1995
                                    ---------------     ---------------     ---------------     ---------------    -----------------
                                                              Wholesale
                                        Real Estate            Products            Consumer                             Consolidated
                                              Group               Group             Lending               Other              Company
                                    ------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30,
Net interest income (1)            $  106      $ 62     $ 231     $ 105    $  288    $  154    $   73    $    8     $1,304   $  659
Provision for loan losses (2)          12         7        21        10       111        55      (162)      (80)        --       --
Noninterest income (3)                 15         4        85        31        75        55       (76)      (45)       639      310
Noninterest expense (3)                29        22       123        49       130        78       193       (13)     1,277      560
                                   ------      ----     -----     -----    ------    ------    ------    ------     ------   ------
Income before income
  tax expense                          80        37       172        77       122        76       (34)       56        666      409
Income tax expense (4)                 33        15        71        33        50        32        15        28        303      177
                                   ------      ----     -----     -----    ------    ------    ------    ------     ------   ------
    Net income                     $   47      $ 22     $ 101     $  44    $   72    $   44    $  (49)   $   28     $  363   $  232
                                   ======      ====     =====     =====    ======    ======    ======    ======     ======   ======

Average loans                      $ 10.5      $6.3     $18.9     $ 8.9    $ 24.3    $ 10.6    $ 10.4    $  4.6     $ 70.7   $ 33.2
Average assets                       11.1       6.8      23.2      10.1      25.6      11.0      36.8      18.4      108.4     51.5
Average core deposits                  .3        .1      11.3       2.9        .3        .2       3.2       (.5)      83.4     36.2
Return on equity (5)                   18%       13%       23%       24%       19%       24%       --%       --%        10%      27%
Risk-adjusted efficiency ratio (6)     72%       90%       71%       67%       80%       73%       --%       --%        --%      --%

SIX MONTHS ENDED JUNE 30,
Net interest income (1)            $  172      $120     $ 332     $ 209    $  471    $  301    $   85    $   40     $1,980   $1,324
Provision for loan losses (2)          20        14        31        20       174       105      (255)     (156)        --       --
Noninterest income (3)                 39        11       123        76       133       101      (116)     (169)       993      551
Noninterest expense (3)                51        36       179        99       205       150       189       (11)     1,844    1,096
                                   ------      ----     -----     -----    ------    ------    ------    ------     ------   ------
Income before income
  tax expense                         140        81       245       166       225       147        35        38      1,129      779
Income tax expense (4)                 58        34       101        70        94        62        49         2        502      314
                                   ------      ----     -----     -----    ------    ------    ------    ------     ------   ------
    Net income                     $   82      $ 47     $ 144     $  96    $  131    $   85    $  (14)   $   36     $  627   $  465
                                   ======      ====     =====     =====    ======    ======    ======    ======     ======   ======

Average loans                      $  8.8      $6.4     $13.9     $ 8.8    $ 18.0    $ 10.3    $  7.2    $  6.6     $ 52.9   $ 34.8
Average assets                        9.3       6.8      16.7      10.0      18.7      10.6      25.5      19.4       78.8     51.9
Average core deposits                  .3        .1       6.8       2.8        .3        .2       1.8       (.4)      60.1     36.5
Return on equity (5)                   19%       14%       23%       26%       23%       25%       --%       --%        14%      27%
Risk-adjusted efficiency ratio (6)     70%       84%       70%       64%       73%       73%       --%       --%        --%      --%
                                   =================================================================================================

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

The results incorporate estimates of cost allocations, transfers and assignments based on management's current understanding of the First Interstate businesses. The cost allocations are based on estimates of the steady state level of expenses. The Company is still in the process of integrating First Interstate and changes may affect the line of business results.

The Company believes that cash earnings is the most relevant measure of financial performance for shareholders. For this reason, goodwill and nonqualifying core deposit intangible have not been allocated to the business units in this presentation and are reported in "Other."

The following describes the major business units.

The Retail Distribution Group sells and services a complete line of retail financial products for consumers and small businesses. It encompasses a network of traditional branches, supermarket branches and banking centers, the 24-hour Telephone Banking Centers, the ATM network and Wells Fargo's On-Line Financial Services, the Company's personal computer banking services. In addition, Retail Distribution includes the consumer checking business, which primarily uses the branches as a source of new customers.

As a result of the Merger, the physical distribution network has increased to 2,129 staffed outlets in 13 states, with 1,580 traditional branches, 202 supermarket branches and 347 banking centers, and 4,513 ATMs. Average consumer checking core deposits for the second quarter were $18.7 billion, with the addition of $9.4 billion in First Interstate deposits.

The Business Banking Group provides a full range of financial services to small businesses, including credit, deposits, investments, payroll services, retirement programs and credit and debit card services. Business Banking customers include small businesses with annual sales up to $10 million in which the owner of the business is also the principal financial decision maker. As a result of the Merger, deposits have increased by $5.8 billion to $12.3 billion. Loans have increased by $1.3 billion to $4.7 billion.

The Investment Group is responsible for the sales and management of savings and investment products, investment management, fiduciary and brokerage services. This includes the Stagecoach and Overland Express families of funds as well as personal trust, employee benefit trust and agency assets. It also includes product management for market rate accounts, savings deposits, Individual Retirement Accounts (IRAs) and time deposits.

Through the Merger, the funds management and high net worth portfolio management businesses increased from $36.6 billion to $56.3 billion in assets under management, loans increased by $1.4 billion to $1.9 billion and core deposits increased by $18.8 billion to $37.3 billion.

The Real Estate Group provides a complete line of services supporting the commercial real estate market. Products and services include construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real Estate Capital Markets Group. Its business includes purchasing distressed loans at a discount, mezzanine financing, acquisition financing, origination of permanent loans for securitization, syndications, commercial real estate loan servicing and real estate pension fund advisory services. The Merger added lending offices in Portland, Houston, San

Diego and Phoenix. The Real Estate Group's loans increased by $3.3 billion to $10.5 billion after the inclusion of First Interstate's real estate lending operations.

The Wholesale Products Group serves businesses with annual sales in excess of $5 million and maintains relationships with major corporations throughout the
United States.   The Group is responsible for soliciting and maintaining
credit and noncredit relationships with businesses by offering a variety of products and services, including traditional commercial loans and lines, letters of credit, international trade facilities, foreign exchange services, cash management and electronic products. The Group includes the majority ownership interest in the Wells Fargo HSBC Trade Bank established in October 1995 that provides trading financing, letters of credit and collection services. Middle market commercial banking distribution capability was enhanced through the Merger with the addition of offices in the Pacific Northwest, Southwest and Texas. The Merger also provided additional cash management and electronic products market penetration, especially in the large corporate segment. As a result of the Merger, the Wholesale Products Group's loans increased by $10.0 billion to $18.9 billion and core deposits increased by $8.9 billion to $11.3 billion.

Consumer Lending offers a full array of consumer loan products, including credit cards, auto financing and leases, home equity lines and loans, lines of credit and installment loans. As a result of the Merger, the portfolio increased by $12.3 billion consisting of $1.2 billion in credit cards, $6.5 billion in equity/unsecured loans and $4.6 billion in auto financing and leases. The total portfolio now contains $5.2 billion in credit cards, $12.1 billion in equity/unsecured loans and $7.0 billion in auto financing.

The Other category includes the Company's 1-4 family first mortgage portfolio, the investment securities portfolio, goodwill and the nonqualifying core deposit intangible, the difference between the normalized provision for the line groups and the Company provision for loan losses, the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intergroup noninterest income and expense, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage the sensitivity of net interest spreads.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $1,304 million in the second quarter of 1996, compared with $659 million in the second quarter of 1995. The Company's net interest margin was 6.03% in the second quarter of 1996, compared with 5.66% in the second quarter of 1995 and 6.18% in the first quarter of 1996. Net interest income on a taxable-equivalent basis was $1,980 million in the first six months of 1996, compared with $1,324 million in the first six months of 1995. The Company's net interest margin was 6.08% in the first six months of 1996, compared with 5.63% in the first six months of 1995.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 18 and 19.


AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
=================================================================================================================================
                                                                                                           Quarter ended June 30,
                                                     ----------------------------------------------------------------------------
                                                                                  1996                                       1995
                                                      --------------------------------          ---------------------------------
                                                                              INTEREST                                   Interest
                                                      AVERAGE      YIELDS/      INCOME/         Average      Yields/       income/
(in millions)                                         BALANCE       RATES      EXPENSE          balance       rates       expense
- ---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                            $    588        5.36%    $     8           $     66       6.18%      $     1
Investment securities:
  At fair value (3):
    U.S. Treasury securities                            3,177        5.52          44                426       6.70             7
    Securities of U.S. government agencies
      and corporations                                  8,434        6.07         129                998       5.38            14
    Private collateralized mortgage obligations         2,653        6.23          42                956       6.41            16
    Other securities                                      668        6.83          10                 62      14.42             1
                                                     --------                 -------           --------                  -------
      Total investment securities at fair value        14,932        6.01         225              2,442       6.16            38
  At cost:
    U.S. Treasury securities                               --          --          --              1,469       4.85            18
    Securities of U.S. government agencies
      and corporations                                     --          --          --              4,996       6.04            75
    Private collateralized mortgage obligations            --          --          --              1,249       5.85            18
    Other securities                                       --          --          --                156       6.85             3
                                                     --------                 -------           --------                  -------
      Total investment securities at cost                  --          --          --              7,870       5.80           114
                                                     --------                 -------           --------                  -------
        Total investment securities                    14,932        6.01         225             10,312       5.89           152
Mortgage loans held for sale (3)                           --          --          --              2,884       7.33            54

Loans:
  Commercial                                           19,460        8.75         424              8,436      10.01           211
  Real estate 1-4 family first mortgage                11,924        7.50         224              5,063       7.42            94
  Other real estate mortgage                           13,006        9.32         300              8,058       9.49           190
  Real estate construction                              2,385       10.07          60              1,070      10.20            27
  Consumer:
    Real estate 1-4 family junior lien mortgage         6,790        8.96         152              3,356       8.55            72
    Credit card                                         5,183       14.61         189              3,433      15.62           134
    Other revolving credit and monthly payment          9,151        9.35         213              2,353      10.56            62
                                                     --------                 -------           --------                  -------
      Total consumer                                   21,124       10.51         554              9,142      11.73           268
  Lease financing                                       2,599        8.76          57              1,405       9.22            32
  Foreign                                                 236        4.72           3                 28       7.98             1
                                                     --------                 -------           --------                  -------
        Total loans                                    70,734        9.20       1,622             33,202       9.93           823
Other                                                     396        6.62           7                 61       5.30             1
                                                     --------                 -------           --------                  -------
          Total earning assets                       $ 86,650        8.62       1,862           $ 46,525       8.86         1,031
                                                     ========                 -------           ========                  -------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking (4)                    $  7,060        1.24          22           $  4,210       1.00            11
    Market rate and other savings (4)                  32,921        2.68         220             15,170       2.54            96
    Savings certificates                               16,779        4.84         201              7,948       5.27           104
    Other time deposits                                   483        5.89           7                442       7.21             8
    Deposits in foreign offices                           303        5.17           4              2,309       6.06            35
                                                     --------                 -------           --------                  -------
        Total interest-bearing deposits                57,546        3.17         454             30,079       3.38           254
  Federal funds purchased and securities sold
    under repurchase agreements                         1,667        5.08          21              3,924       6.02            59
  Commercial paper and other short-term borrowings        296        4.19           3                621       5.95             9
  Senior debt                                           2,289        6.07          35              1,511       6.85            26
  Subordinated debt                                     2,580        7.03          45              1,484       6.54            24
                                                     --------                 -------           --------                  -------
        Total interest-bearing liabilities             64,378        3.49         558             37,619       3.96           372
Portion of noninterest-bearing funding sources         22,272          --          --              8,906         --            --
                                                     --------                 -------           --------                  -------
          Total funding sources                      $ 86,650        2.59         558           $ 46,525       3.20           372
                                                     ========                 -------           ========                  -------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                     6.03%    $ 1,304                          5.66%      $   659
                                                                    =====     =======                         =====       =======
NONINTEREST-EARNING ASSETS
Cash and due from banks                              $  8,569                                   $  2,602
Other                                                  13,211                                      2,364
                                                     --------                                   --------
          Total noninterest-earning assets           $ 21,780                                   $  4,966
                                                     ========                                   ========
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                             $ 26,596                                   $  8,898
Other liabilities                                       2,414                                      1,157
Preferred stockholders' equity                            839                                        489
Common stockholders' equity                            14,203                                      3,328
Noninterest-bearing funding sources used to
  fund earning assets                                 (22,272)                                    (8,906)
                                                     --------                                   --------
          Net noninterest-bearing funding sources    $ 21,780                                   $  4,966
                                                     ========                                   ========

TOTAL ASSETS                                         $108,430                                   $ 51,491
                                                     ========                                   ========
=================================================================================================================================

(1) The average prime rate of Wells Fargo Bank was 8.25% and 9.00% for the quarters ended June 30, 1996 and 1995, respectively and 8.29% and 8.91% for the six months ended June 30, 1996 and 1995, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.52% and 6.12% for the quarters ended June 30, 1996 and 1995, respectively, and 5.46% and 6.21% for the six months ended June 30, 1996 and 1995, respectively.

(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $15,012 million and $2,492 million for the quarters ended June 30, 1996 and 1995, respectively, and $11,814 million and $2,685 million for the six months ended June 30, 1996 and 1995, respectively. The average amortized cost balances for mortgage loans held for sale totaled $2,925 million and $1,470 million for the quarter and six months ended June 30, 1995, respectively.

(4) Due to the limited transaction activity on existing NOW (negotiable order of withdrawal) account customers, $3.4 billion of interest-bearing checking deposits at December 31, 1995 was reclassified to market rate and other savings.

(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.


                                            ============================================================================
                                                                                               Six months ended June 30,
                                            ----------------------------------------------------------------------------
                                                                         1996                                       1995
                                            ---------------------------------           --------------------------------
                                                                     INTEREST                                   Interest
                                             AVERAGE      YIELDS/      INCOME/          Average     Yields/       income/
                                             BALANCE       RATES      EXPENSE           balance      rates       expense
                                           -----------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale agreements         $    357        5.42%     $    10          $     57       5.93%      $     2

Investment securities:
  At fair value (3):
    U.S. Treasury securities                   2,266        5.52           62               406       6.70            14
    Securities of U.S. government
      agencies and corporations                6,712        6.02          203             1,104       5.59            32
    Private collateralized mortgage
       obligations                             2,366        6.15           73             1,022       6.38            34
    Other securities                             447        7.03           15                64      14.49             3
                                            --------                   ------           -------                  -------
      Total investment securities
        at fair value                         11,791        5.99          353             2,596       6.21            83
  At cost:
    U.S. Treasury securities                      --          --           --             1,557       4.84            38
    Securities of U.S. government
      agencies  and corporations                  --          --           --             5,114       6.03           154
    Private collateralized mortgage
      obligations                                 --          --           --             1,267       5.89            37
    Other securities                              --          --           --               160       6.76             5
                                            --------                   ------           -------                  -------
      Total investment securities at
        cost                                      --          --           --             8,098       5.79           234
                                            --------                   ------           -------                  -------
        Total investment securities           11,791        5.99          353            10,694       5.90           317
Mortgage loans held for sale (3)                  --          --           --             1,450       7.29            54
Loans:
  Commercial                                  14,384        9.15          655             8,246       9.89           405
  Real estate 1-4 family first mortgage        8,162        7.52          307             7,042       7.24           255
  Other real estate mortgage                  10,602        9.28          489             8,090       9.54           383
  Real estate construction                     1,856       10.04           93             1,045      10.18            53

  Consumer:
    Real estate 1-4 family junior lien
       mortgage                                5,062        8.81          222             3,339       8.60           143
    Credit card                                4,558       15.02          343             3,280      15.69           257
    Other revolving credit and monthly
       payment                                 5,875        9.76          285             2,311      10.49           121
                                            --------                   ------           -------                  -------
      Total consumer                          15,495       10.99          850             8,930      11.70           521
  Lease financing                              2,248        8.95          101             1,378       9.19            63
  Foreign                                        133        4.98            3                28       7.46             1
                                            --------                   ------           -------                  -------
        Total loans                           52,880        9.48        2,498            34,759       9.72         1,681
Other                                            231        6.57            7                60       5.44             2
                                            --------                   ------           -------                  -------
        Total earning assets                $ 65,259        8.82        2,868           $47,020       8.76         2,056
                                            ========                   ------           =======                  -------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking (4)          $  3,958        1.21           24           $ 4,287       1.00            21
    Market rate and other
      savings (4)                            25,456        2.62          332            15,643       2.55           198
    Savings certificates                     12,707        4.98          315             7,649       5.09           193
    Other time deposits                         412        6.46           13               400       5.10            10
    Deposits in foreign offices                 414        5.33           11             2,486       5.96            74
                                           --------                   ------           -------                  -------
        Total interest-bearing deposits      42,947        3.25          695            30,465       3.28           496
  Federal funds purchased and securities
    sold under repurchase agreements          2,186        5.25           57             3,905       5.92           115
  Commercial paper and other short-term
    borrowings                                  350        4.81            8               654       5.92            19
  Senior debt                                 2,000        6.15           61             1,575       6.89            54
  Subordinated debt                           1,923        6.97           67             1,477       6.57            48
                                           --------                   ------           -------                  -------
      Total interest-bearing
        liabilities                          49,406        3.61          888            38,076       3.87           732
Portion of noninterest-bearing
  funding sources                            15,853          --           --             8,944         --            --
                                           --------                   ------           -------                  -------
        Total funding sources              $ 65,259        2.74          888           $47,020       3.13           732
                                           ========                   ------           =======                  -------
NET INTEREST MARGIN AND NET INTEREST
  INCOME ON A TAXABLE-EQUIVALENT
  BASIS (5)                                               6.08%       $1,980                         5.63%      $ 1,324
                                                          =====       ======                        =====       =======
NONINTEREST-EARNING ASSETS
Cash and due from banks                    $  5,721                                    $ 2,595
Other                                         7,802                                      2,323
                                           --------                                    -------
        Total noninterest-earning
          assets                           $ 13,523                                    $ 4,918
                                           ========                                    =======
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                   $ 17,966                                    $ 8,883
Other liabilities                             1,846                                      1,149
Preferred stockholders' equity                  664                                        489
Common stockholders' equity                   8,900                                      3,341
Noninterest-bearing funding sources used
  to fund earning assets                    (15,853)                                    (8,944)
                                           --------                                    -------
        Net noninterest-bearing funding
          sources                          $ 13,523                                    $ 4,918
                                           ========                                    =======
TOTAL ASSETS                               $ 78,782                                    $51,938
                                           ========                                    =======
                                           ============================================================================

Interest income included hedging income (expense) of $24 million in the second quarter of 1996, compared with $(2) million in the second quarter of 1995. Interest expense included hedging income (expense) of $(5) million in the second quarter of 1996, compared with $6 million in the second quarter of 1995.

Loans averaged $70.7 billion in the second quarter of 1996, compared with $33.2 billion in the second quarter of 1995, and $52.9 billion in the first six months of 1996, compared with $34.8 billion in the first six months of 1995. This increase primarily reflects the acquisition of the First Interstate portfolio.

Investment securities averaged $14.9 billion during the second quarter of 1996, compared with $10.3 billion in the second quarter of 1995, and $11.8 billion in the first six months of 1996, compared with $10.7 billion in the first six months of 1995. This increase reflects the acquisition of the First Interstate portfolio.

Average core deposits were $83.4 billion and $36.2 billion in the second quarter of 1996 and 1995, respectively, and funded 77% and 70% of the Company's average total assets in the same quarter of 1996 and 1995, respectively. For the first six months of 1996 and 1995, average core deposits were $60.1 billion and $36.5 billion, respectively, and funded 76% and 70% of the Company's average total assets in the same period of 1996 and 1995, respectively.


NONINTEREST INCOME

==================================================================================================================
                                                             Quarter                        Six months
                                                       ended June 30,                    ended June 30,
                                                       -------------           %         -------------           %
(in millions)                                          1996     1995      Change         1996     1995      Change
- ------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                    $258     $119         117%        $380     $236          61%
Fees and commissions:
  Credit card membership and other credit card fees      26       23          13           53       42          26
  Debit and credit card merchant fees                    37       17         118           52       30          73
  Charges and fees on loans                              32       12         167           50       23         117
  Shared ATM network fees                                27       13         108           39       24          63
  Mutual fund and annuity sales fees                     18        8         125           27       18          50
  All other                                              71       30         137          108       67          61
                                                       ----     ----                     ----     ----
    Total fees and commissions                          211      103         105          329      204          61
Trust and investment services income:
  Asset management and custody fees                      60       32          88           95       63          51
  Mutual fund management fees                            34       17         100           55       31          77
  All other                                              10        8          25           14       18         (22)
                                                       ----     ----                     ----     ----
    Total trust and investment services income          104       57          82          164      112          46
Investment securities gains (losses)                      3       --          --            2      (15)         --
Income from equity investments accounted for by the:
  Cost method                                            20       13          54           55       32          72
  Equity method                                           8       12         (33)          10       20         (50)
Check printing charges                                   15        9          67           24       20          20
Gains (losses) from dispositions of operations            1       (9)         --            5       (9)         --
Gains (losses) on sales of loans                          1        1          --            5      (66)         --
Losses on dispositions of premises and equipment         (5)      (5)         --          (17)      (8)       (113)
All other                                                23       10         130           36       25          44
                                                       ----     ----                     ----     ----
  Total                                                $639     $310         106%        $993     $551          80%
                                                       ====     ====         ===         ====     ====         ===
==================================================================================================================


The overall increase in noninterest income reflected the impact of the Merger.

"All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $21 million and $15 million for the second quarter of 1996 and 1995, respectively, and $37 million and $25 million for the first half of 1996 and 1995, respectively. The related amortization expense was $16 million and $11 million for the second quarter of 1996 and 1995, respectively, and $27 million and $17 million for the first half of 1996 and 1995, respectively. The balance of purchased mortgage servicing rights was $230 million and $169 million at June 30, 1996 and 1995, respectively. The purchased mortgage loan servicing portfolio totaled
$20 billion at June 30, 1996, compared with $14 billion at June 30, 1995.

A major portion of the increase in trust and investment services income for the second quarter and first half of 1996 was due to greater mutual fund management fees, reflecting the overall growth in the fund families' net assets. The Company managed 17 of the Stagecoach family of funds consisting of $7.8 billion of assets at June 30, 1996, compared with 28 funds consisting of $8.0 billion at June 30, 1995. At June 30, 1995, the Stagecoach family consisted of both retail and institutional funds. The retail funds are primarily distributed through the branch network. The institutional funds were offered primarily to selected groups of investors and certain corporations, partnerships and other business entities. As a result of the sale of the Company's joint venture interest in WFNIA and the sale of the Masterworks division at year-end 1995, $.5 billion of the retail funds and all the institutional funds of $1.8 billion were no longer under the Company's management at June 30, 1996. The Overland Express family of 13 funds, which had $4.4 billion of assets under management at June 30, 1996, compared with $2.9 billion at June 30, 1995, is sold through brokers around the country. In addition to managing Stagecoach and Overland Express Funds, the Company also managed or maintained personal trust, corporate trust, employee benefit trust and agency assets of approximately $285 billion (including $235 billion from First Interstate) and $51 billion at June 30, 1996 and 1995, respectively.

As a result of the Merger, the Company became the interim advisor for the Pacifica family of 18 funds which had $5.4 billion of assets under management at June 30, 1996. These funds are expected to merge into the Stagecoach family of funds in September 1996.

At December 31, 1995, the Company had a liability of $83 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with scheduled branch closures. Of this amount, $13 million represented a third quarter 1995 accrual for the closures of 21 branches scheduled for March 1996. The remaining amount consisted of a fourth quarter 1995 accrual for the disposition of 120 branches, of which 88 branches have been or are scheduled to be closed in the third quarter of 1996. The remaining 32 branch dispositions are expected to be completed by the first quarter of 1997. The liability at June 30, 1996 associated with branch dispositions not acquired as a result of the Merger was $72 million. Additional expense accruals are expected to be made in the fourth quarter of 1996 or the first quarter of 1997 for additional Wells Fargo branch dispositions that are yet to be identified as the Company continues to open more supermarket branches and banking centers. At June 30, 1996, the Company had 2,129 retail outlets, comprised of 1,580 traditional branches, 202 supermarket branches and 347 banking centers, in 13 western states. In August 1996, the Company and Safeway Inc. signed an agreement in principle that would allow the Company to open as many as 450 new retail outlets (banking centers and branches) in Safeway stores in the western United States.

For the first half of 1995, gains and losses on sales of loans included an estimated $83 million write-down to the lower of cost or estimated market resulting from the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. This write-down was partially offset by gains on sales of two loans, resulting from the assumption of the borrowers' loans by third parties.

NONINTEREST EXPENSE

======================================================================================================================
                                                               Quarter                          Six months
                                                         ended June 30,                      ended June 30,
                                                       ---------------           %         ---------------           %
(in millions)                                            1996     1995      Change           1996     1995      Change
- ----------------------------------------------------------------------------------------------------------------------
Salaries                                               $  400     $177         126%        $  581     $349          66%
Incentive compensation                                     61       33          85             93       60          55
Employee benefits                                         102       48         113            157      101          55
Equipment                                                 111       45         147            167       92          82
Net occupancy                                             108       53         104            161      106          52
Contract services                                          66       38          74            108       64          69
Core deposit intangible:
  Nonqualifying (1)                                        72       --          --             72       --          --
  Qualifying                                               10       11          (9)            19       22         (14)
Goodwill                                                   81        9         800             89       17         424
Outside professional services                              31       11         182             44       20         120
Telecommunications                                         28       15          87             44       28          57
Operating losses                                           27       11         145             42       27          56
Postage                                                    26       14          86             41       26          58
Advertising and promotion                                  21       17          24             34       31          10
Stationery and supplies                                    21        9         133             31       18          72
Travel and entertainment                                   16       10          60             26       17          53
Security                                                   17        5         240             23       10         130
Outside data processing                                    15        3         400             18        5         260
Check printing                                             10        6          67             16       12          33
Escrow and collection agency fees                           9        4         125             13        8          63
Federal deposit insurance                                   3       24         (88)             4       47         (91)
Foreclosed assets                                           1        2         (50)             3       (2)         --
All other                                                  41       15         173             58       38          53
                                                       ------     ----                     ------    -----

  Total                                                $1,277     $560         128%        $1,844    $1,096         68%
                                                       ======     ====         ===         ======    ======        ===
======================================================================================================================

(1) Amortization of core deposit intangibles acquired after February 1992 that are subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

In addition to the effect of combining operations of First Interstate with the Company, the overall increase in noninterest expense primarily reflected merger-related expenses, including severance and higher expenses for contract and outside professional services.

Salaries, incentive compensation and employee benefits expense increased $305 million and $321 million from the second quarter and first half of 1995, respectively, substantially due to higher staff levels after the consummation of the Merger. Salaries and employee benefits expense for the second quarter of 1996 included merger-related severance expense of $27 million. Additional severance expense may be incurred in future quarters as the Company continues the integration process, although the total amount is not anticipated to be materially different than the second quarter. The Company's active full-time equivalent (FTE) staff, including hourly employees, was approximately 41,548 at June 30, 1996, compared with approximately 18,978 at June 30, 1995. The Company currently expects to have less than 35,000 active FTE by the third quarter of 1997.

Excluding the effects of the Merger, increases in equipment expense in the second quarter and first half of 1996 compared with the same periods in 1995 were primarily due to a higher level of spending on software and technology for product development and increased depreciation expense on equipment related to business initiatives and system upgrades.

Goodwill and CDI amortization resulting from the Merger were each $72 million for the quarter ended June 30, 1996. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1997, 1998 and 1999 is expected to be $241 million, $211 million and $186 million, respectively. The related impact on income tax expense is expected to be a benefit of $99 million, $86 million and $76 million in 1997, 1998 and 1999, respectively.

The decrease in federal deposit insurance for the second quarter of 1996 compared with the same period of 1995 was predominantly due to the FDIC's reduction of deposit insurance premiums. Effective January 1, 1996, the best-rated institutions insured by the Bank Insurance Fund pay the statutory minimum annual assessment of $2,000.

INCOME TAXES

The Company's effective tax rate was 45% and 44% for the second quarter and first half of 1996, respectively, compared with 43% and 40% for the same periods of 1995, respectively. The increase in the effective tax rate for the second quarter and first half of 1996 was due to increased goodwill amortization related to the Merger, which is not tax deductible. The increase in the effective tax rate for the first half of 1996 was also due to a $22 million reduction of income tax expense in 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended June 30, 1996:

======================================================================================================
                                                                                         Quarter ended
(in millions)                                                                            June 30, 1996
- ------------------------------------------------------------------------------------------------------

                                                                            Amortization
                                                             ---------------------------
                                                                           Nonqualifying
                                                Reported                    core deposit        "Cash"
                                                earnings     Goodwill         intangible      earnings
- ------------------------------------------------------------------------------------------------------
Income before income tax expense                   $ 662         $ 81               $ 72         $ 815
  Income tax expense                                (299)          --                (29)         (328)
                                                   -----         ----               ----         -----
Net income                                           363           81                 43           487
  Preferred dividends                                (19)          --                 --           (19)
                                                   -----         ----               ----         -----
Net income applicable to common stock              $ 344         $ 81               $ 43         $ 468
                                                   =====         ====               ====         =====
Per common share                                   $3.61         $.84               $.44         $4.89
                                                   =====         ====               ====         =====
======================================================================================================

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended June 30, 1996 were calculated as follows:

======================================================================================================
                                                                                         Quarter ended
(in millions)                                                                            June 30, 1996
- ------------------------------------------------------------------------------------------------------
                           ROA:           A*/ (C-E) =   1.96%
                           ROE:           B*/ (D-E) =  33.43%
                           Efficiency:    (F-G) / H =   58.0%

Net income                                                                                $     487 (A)
Net income applicable to common stock                                                           468 (B)
Average total assets                                                                        108,430 (C)
Average common stockholders' equity                                                          14,203 (D)
Average goodwill ($7,238) and after-tax nonqualifying core deposit intangible ($1,334)        8,572 (E)
Noninterest expense                                                                           1,277 (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                     153 (G)
Net interest income plus noninterest income                                                   1,939 (H)
======================================================================================================

* Annualized

BALANCE SHEET ANALYSIS
- ----------------------


INVESTMENT SECURITIES
==========================================================================================================================
                                                                    JUNE 30,            December 31,               June 30,
                                                                       1996                    1995                   1995
                                                         ------------------        ----------------       ----------------
                                                                  ESTIMATED               Estimated              Estimated
                                                                       FAIR                    fair                   fair
(in millions)                                             COST        VALUE        Cost       value       Cost       value
- --------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                             $ 2,626      $ 2,624      $1,347      $1,357      $  423     $  431
  Securities of U.S. government
    agencies and corporations (1)                        7,928        7,847       5,218       5,223       1,036      1,008
  Private collateralized mortgage obligations (2)        2,790        2,716       2,121       2,122         990        972
  Other                                                    439          443         169         181          25         34
                                                       -------      -------      ------      ------      ------     ------
      Total debt securities                             13,783       13,630       8,855       8,883       2,474      2,445
  Marketable equity securities                              31           62          18          37          16         28
                                                       -------      -------      ------      ------      ------     ------
      Total                                            $13,814      $13,692      $8,873      $8,920      $2,490     $2,473
                                                       =======      =======      ======      ======      ======     ======
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                             $    --      $    --      $   --      $   --      $1,372     $1,361
  Securities of U.S. government
    agencies and corporations (1)                           --           --          --          --       4,902      4,870
  Private collateralized mortgage obligations (2)           --           --          --          --       1,236      1,217
  Other                                                     --           --          --          --         152        154
                                                       -------      -------      ------      ------      ------     ------

      Total debt securities                            $    --      $    --      $   --      $   --      $7,662     $7,602
                                                       =======      =======      ======      ======      ======     ======
==========================================================================================================================

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

In November 1995, the FASB permitted a one-time opportunity for companies to reassess by December 31, 1995 their classification of securities under FAS 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, on November 30, 1995, the Company reclassified all of its held-to-maturity securities at cost portfolio of $6.5 billion to the available-for-sale securities at fair value portfolio in order to provide increased liquidity flexibility to meet anticipated loan growth.

The available-for-sale portfolio includes both debt and marketable equity securities. At June 30, 1996, the available-for-sale securities portfolio had an unrealized net loss of $123 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross losses of $185 million and unrealized gross gains of $62 million. At December 31, 1995, the available-for-sale securities portfolio had an unrealized net gain of $47 million, comprised of unrealized gross gains of $88 million and unrealized gross losses of $41 million. At June 30, 1995, the available-for-sale securities portfolio had an unrealized net loss of $17 million, comprised of unrealized gross losses of $55 million and unrealized gross gains of $38 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At June 30, 1996, the valuation allowance amounted to an unrealized net loss of $73 million, compared with an unrealized net gain of $26 million at December 31, 1995 and an unrealized net loss of $9 million at June 30, 1995.

At June 30, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $60 million (which reflected estimated unrealized gross gains of $26 million).

The unrealized net loss in the available-for-sale portfolio at June 30, 1996 was predominantly due to investments in mortgage-backed securities. This unrealized net loss reflected current interest rates that were higher than those at the time the investments were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

During the first half of 1996, realized gross gains and losses resulting from the sale of available-for-sale securities were $5 million and $2 million, respectively.

During the first half of 1995, realized losses on the sale of investment securities totaled $15 million. These losses resulted from the sale of $397 million of securities of U.S. government agencies and corporations, $288 million of private collateralized mortgage obligations and $2 million of marketable equity securities from the available-for-sale portfolio for asset/liability management purposes.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.


===============================================================================================
                                                                                  June 30, 1996
                                      ---------------------------------------------------------
                                                          Expected remaining principal maturity
                                      ---------------------------------------------------------
                                                                Weighted
                                                                 average
                                                                expected
                                               Weighted        remaining      One year or less
                                       Total    average         maturity      ----------------
(in millions)                         amount      yield     (in yrs.-mos.)     Amount     Yield
- -----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities             $ 2,626       5.84%            1-4        $1,278      5.59%
Securities of U.S. government
  agencies and corporations            7,928       6.39             2-5         2,684      5.86
Private collateralized mortgage
  obligations                          2,790       6.40             2-2           805      6.28
Other                                    439       6.96             2-3           121      6.27
                                     -------                                   ------

TOTAL COST OF DEBT SECURITIES        $13,783       6.31%            2-2        $4,888      5.87%
                                     =======       ====             ===        ======      ====
ESTIMATED FAIR VALUE                 $13,630                                   $4,852
                                     =======                                   ======
===============================================================================================



=====================================================================================================
                                                                                        June 30, 1996
                                       --------------------------------------------------------------
                                                                Expected remaining principal maturity
                                       --------------------------------------------------------------
                                           After one year       After five years
                                       through five years      through ten years      After ten years
                                       ------------------      -----------------      ---------------
(in millions)                          Amount       Yield      Amount      Yield      Amount    Yield
- -----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities               $1,341       6.07%       $  7       6.30%      $ --          --%
Securities of U.S. government
  agencies and corporations             4,494       6.48         670       7.85         80        7.20
Private collateralized mortgage
  obligations                           1,919       6.40          54       7.36         12       18.85
Other                                     298       6.64          17      18.67          3        6.37
                                       ------                   ----                  ----
TOTAL COST OF DEBT SECURITIES          $8,052       6.40%       $748       8.05%      $ 95        8.65%
                                       ======       ====        ====      =====       ====       =====

ESTIMATED FAIR VALUE                   $7,937                   $746                  $ 95
                                       ======                   ====                  ====
=====================================================================================================

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.

The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 2 months at June 30, 1996, compared with 2 years and 1 month at March 31, 1996 and December 31, 1995. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At June 30, 1996, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $10,563 million, or 77%, of the Company's investment securities portfolio at June 30, 1996. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $10,563 million to $10,054 million and the expected remaining maturity of these securities would increase from 2 years and 4 months to 2 years and 7 months.


LOAN PORTFOLIO
=======================================================================================================
                                                                                               % Change
                                                                                     June 30, 1996 from
                                                                                     ------------------
                                                JUNE 30,    Dec. 31,    June 30,     Dec. 31,   June 30,
(in millions)                                       1996        1995        1995        1995       1995
- -------------------------------------------------------------------------------------------------------

Commercial (1)(2)                                $19,575     $ 9,750     $ 8,872         101%       121%
Real estate 1-4 family first mortgage (3)         11,811       4,448       5,051         166        134
Other real estate mortgage (4)                    12,920       8,263       7,973          56         62
Real estate construction                           2,401       1,366       1,110          76        116
Consumer:
  Real estate 1-4 family junior lien mortgage      6,736       3,358       3,373         101        100
  Credit card                                      5,276       4,001       3,628          32         45
  Other revolving credit and monthly payment       9,075       2,576       2,409         252        277
                                                 -------     -------     -------
    Total consumer                                21,087       9,935       9,410         112        124
Lease financing                                    2,689       1,789       1,451          50         85
Foreign                                               58          31          29          87        100
                                                 -------     -------     -------
    Total loans (net of unearned income,
      including net deferred loan fees,
      of $528, $463 and $407)                    $70,541     $35,582     $33,896          98%       108%
                                                 =======     =======     =======         ===        ===
=======================================================================================================

(1) Includes loans to real estate developers of $905 million, $700 million and $467 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,493 million, $1,029 million and $838 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(3) Excludes mortgage loans held for sale at June 30, 1995 of $1,336 million, net of an estimated $50 million write-down to the lower of cost or estimated market.
(4) Includes agricultural loans that are secured by real estate of $370 million, $250 million and $258 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

The table below presents comparative period-end commercial real estate loans.

=======================================================================================================
                                                                                               % Change
                                                                                     June 30, 1996 from
                                                                                     ------------------
                                                JUNE 30,    Dec. 31,    June 30,     Dec. 31,   June 30,
(in millions)                                       1996        1995        1995        1995       1995
- -------------------------------------------------------------------------------------------------------

Commercial loans to
  real estate developers (1)                    $   905     $   700      $  467          35%        102 %
Other real estate mortgage                       12,920       8,263       7,973          56          62
Real estate construction                          2,401       1,366       1,110          76         116
                                                -------     -------      ------
    Total                                       $16,226     $10,329      $9,550          57%         70 %
                                                =======     =======      ======         ===         ===
Nonaccrual loans                                $   425     $   371      $  458          15%         (7)%
                                                =======     =======      ======         ===         ===
Nonaccrual loans as a % of total                    2.6%        3.6%        4.8%
                                                =======     =======      ======
=======================================================================================================

(1) Included in commercial loans.


NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)
==============================================================================
                                               JUNE 30,   Dec. 31,   June 30,
(in millions)                                      1996       1995       1995
- ------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (2)(3)                               $ 208      $ 112      $ 121
  Real estate 1-4 family first mortgage              87         64         64
  Other real estate mortgage (4)                    363        307        373
  Real estate construction                           47         46         58
  Consumer:
    Real estate 1-4 family junior lien mortgage      22          8         12
    Other revolving credit and monthly payment        1          1          3
  Lease financing                                     3         --         --
                                                  -----      -----      -----
      Total nonaccrual loans (5)                    731        538        631
Restructured loans (6)                               11         14         13
                                                  -----      -----      -----
Nonaccrual and restructured loans                   742        552        644
As a percentage of total loans (7)                  1.1%       1.6%       1.9%

Foreclosed assets                                   238        186        224
Real estate investments (8)                           7         12         14
                                                  -----      -----      -----
Total nonaccrual and restructured loans
  and other assets                                $ 987      $ 750      $ 882
                                                  =====      =====      =====
==============================================================================

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans to real estate developers of $15 million, $18 million and $27 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(3) Includes agricultural loans of $30 million, $6 million and $2 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(4) Includes agricultural loans secured by real estate of $6 million or less for all periods presented.
(5) Of the total nonaccrual loans, $553 million, $408 million and $516 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $50 million, $50 million and none at June 30, 1996, December 31, 1995 and June 30, 1995, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $50 million, $50 million and none were considered impaired under FAS 114 at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(7) Total loans exclude mortgage loans held for sale at June 30, 1995.
(8) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $124 million, $95 million and $75 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.


The table below summarizes the changes in total nonaccrual loans.

==============================================================================
                                                          JUNE 30,   June 30,
(in millions)                                                1996       1995
- ------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                                $525        $566
Nonaccrual loans of First Interstate                          201          --
New loans placed on nonaccrual                                173         173
Loans purchased                                                --           1
Charge-offs                                                  (48)         (18)
Payments                                                     (87)         (49)
Transfers to foreclosed assets                               (19)         (19)
Loans returned to accrual                                    (14)         (23)
                                                            ----         ----

BALANCE, END OF QUARTER                                     $731         $631
                                                            ====         ====
==============================================================================

The Company generally identifies loans to be evaluated for impairment under FAS 114 (Accounting by Creditors for Impairment of a Loan) when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 150 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Not all impaired loans are necessarily placed on nonaccrual status. That is, restructured loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under FAS 114.

For loans covered under FAS 114, the Company makes an assessment for impairment when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

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

The table below shows the recorded investment in impaired loans by loan category at June 30, 1996, December 31, 1995 and June 30, 1995:


=================================================================================
                                               JUNE 30,   December 31,   June 30,
(in millions)                                      1996          1995       1995
- ---------------------------------------------------------------------------------

Commercial                                       $ 166          $  77      $  98
Real estate 1-4 family first mortgage                2              2          6
Other real estate mortgage (1)                     386            330        351
Real estate construction                            47             46         57
Other                                                2              3          4
                                                 -----          -----      -----

    Total (2)                                    $ 603          $ 458      $ 516
                                                 =====          =====      =====

Impairment measurement based on:
  Collateral value method                        $ 433          $ 374      $ 367
  Discounted cash flow method                      135             66        130
  Historical loss factors                           35             18         19
                                                 -----          -----      -----
                                                 $ 603          $ 458      $ 516
                                                 =====          =====      =====
=================================================================================

(1) Includes accruing loans of $50 million, $50 million and none purchased at a steep discount at June 30, 1996, December 31, 1995 and June 30, 1995, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $39 million, $22 million and $48 million of impaired loans with a related FAS 114 allowance of $4 million, $3 million and $9 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

The average recorded investment in impaired loans was $613 million and $523 million during the second quarter and first half of 1996, respectively, and $504 million and $479 million during the second quarter and first half of 1995, respectively. Total interest income recognized on impaired loans was $5 million and $9 million during the second quarter and first half of 1996, respectively, and $4 million and $8 million during the second quarter and first half of 1995, respectively. The interest income for all periods was recorded using the cash method.

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

The table below summarizes the changes in foreclosed assets.

=============================================================================
                                                 JUNE 30,            June 30,
(in millions)                                       1996                1995
- -----------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                      $ 198               $ 273
Foreclosed assets of First Interstate                 51                  --
Additions                                             37                  19
Sales                                                (33)                (62)
Charge-offs                                          (12)                 (2)
Write-downs                                           (1)                 (1)
Other deductions                                      (2)                 (3)
                                                   -----               -----

BALANCE, END OF QUARTER                            $ 238               $ 224
                                                   =====               =====
=============================================================================

Loans 90 Days or More Past Due and Still Accruing
- -------------------------------------------------

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period (generally, 180 days). Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 150 days of becoming past due and such nonaccrual loans are excluded from the following table.

=============================================================================
                                                JUNE 30,   Dec. 31,   June 30,
(in millions)                                       1996      1995      1995
- -----------------------------------------------------------------------------
Commercial                                         $  83     $  12     $   1
Real estate 1-4 family first mortgage                 31         8         8
Other real estate mortgage                            31        24        66
Real estate construction                              15        --        --
Consumer:
  Real estate 1-4 family junior lien mortgage         11         4         5
  Credit card                                        105        95        54
  Other revolving credit and monthly payment           7         1         1
                                                   -----     -----     -----
    Total consumer                                   123       100        60
Lease financing                                        1        --        --
                                                   -----     -----     -----
  Total                                            $ 284     $ 144     $ 135
                                                   =====     =====     =====
=============================================================================

ALLOWANCE FOR LOAN LOSSES

===========================================================================================
                                                    Quarter ended         Six months ended
                                              -------------------     --------------------
                                              JUNE 30,    June 30,    JUNE 30,     June 30,
(in millions)                                    1996        1995        1996         1995
- -------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                   $1,681      $2,017      $1,794        $2,082

Allowance of First Interstate                     770          --         770            --

Loan charge-offs:
  Commercial (1)                                  (48)        (10)        (61)          (17)
  Real estate 1-4 family first mortgage            (5)         (3)         (9)           (6)
  Other real estate mortgage                      (13)        (12)        (16)          (34)
  Real estate construction                         (4)         (1)         (5)           (4)
  Consumer:
    Real estate 1-4 family junior lien mortgage   (13)         (4)        (17)           (7)
    Credit card                                  (101)        (46)       (187)          (83)
    Other revolving credit and monthly payment    (51)        (13)        (71)          (23)
                                               ------      ------      ------        ------
      Total consumer                             (165)        (63)       (275)         (113)
  Lease financing                                  (8)         (3)        (14)           (7)
                                               ------      ------      ------        ------
        Total loan charge-offs                   (243)        (92)       (380)         (181)
                                               ------      ------      ------        ------

Loan recoveries:
  Commercial (2)                                    8           6          13            14
  Real estate 1-4 family first mortgage             2           1           5             2
  Other real estate mortgage                       19           7          23            13
  Real estate construction                          4          --           5             1
  Consumer:
    Real estate 1-4 family junior lien mortgage     4           1           5             2
    Credit card                                    11           3          16             6
    Other revolving credit and monthly payment     15           3          18             5
                                               ------      ------      ------        ------
      Total consumer                               30           7          39            13
  Lease financing                                   2           1           4             3
                                               ------      ------      ------        ------
        Total loan recoveries                      65          22          89            46
                                               ------      ------      ------        ------
          Total net loan charge-offs             (178)        (70)       (291)         (135)
                                               ------      ------      ------        ------

BALANCE, END OF PERIOD                         $2,273      $1,947      $2,273        $1,947
                                               ======      ======      ======        ======

Total net loan charge-offs as a percentage
  of average loans (annualized) (3)              1.01%        .84%       1.10%          .78%
                                               ------      ------      ------        ------

Allowance as a percentage of total loans (3)     3.22%       5.74%       3.22%         5.74%
                                               ======      ======      ======        ======
===========================================================================================

(1) Charge-offs of loans to real estate developers were $.8 million and $.1 million for the quarters ended June 30, 1996 and June 30, 1995, respectively, and $1.1 million and $.3 million for the six months ended June 30, 1996 and 1995, respectively.
(2) Includes recoveries from loans to real estate developers of $.5 million and $1 million for the quarters ended June 30, 1996 and June 30, 1995, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 1996 and June 30, 1995, respectively.
(3) Average and total loans exclude first mortgage loans held for sale at June 30, 1995.

The table below presents net charge-offs by loan category.

========================================================================================================================
                                                               Quarter ended                            Six Months Ended
                                        ------------------------------------      --------------------------------------
                                          JUNE 30, 1996        June 30, 1995         JUNE 30, 1996         June 30, 1995
                                        ---------------     ----------------      ----------------     -----------------
                                                   % OF                 % of                  % OF                  % of
                                                AVERAGE              average               AVERAGE               average
(in millions)                           AMOUNT   LOANS(1)   Amount    loans(1)    AMOUNT   LOANS(1)    Amount     loans(1)
- ------------------------------------------------------------------------------------------------------------------------
Commercial                               $ 40        .80%     $  4         .22%     $ 48        .65%     $  2         .06%
Real estate 1-4 family first mortgage       3        .10         2         .14         4        .10         4         .12
Other real estate mortgage                 (6)      (.20)        5         .24        (7)      (.14)       21         .53
Real estate construction                   --         --         1         .33        --         --         3         .61
Consumer:
    Real estate 1-4 family
      junior lien mortgage                  9        .54         3         .42        12        .50         5         .34
    Credit card                            90       7.03        43        4.95       171       7.56        78        4.75
    Other revolving credit
      and monthly payment                  36       1.59        10        1.65        53       1.82        18        1.53
                                         ----                 ----                  ----                 ----
        Total consumer                    135       2.58        56        2.44       236       3.07       101        2.27
Lease financing                             6        .84         2         .60        10        .88         4         .52
                                         ----                 ----                  ----                 ----

      Total net loan charge-offs         $178       1.01%     $ 70         .84%     $291       1.10%     $135         .78%
                                         ====       ====      ====        ====      ====       ====      ====        ====
========================================================================================================================

(1) Calculated on an annualized basis.

The largest category of net charge-offs in the second quarter and first half of 1996 was credit card loans, comprising more than 50% of total net charge-offs in each period. During the first half of 1995, the Company grew its credit card loan portfolio through nationwide direct mail campaigns as well as through retail outlets. The objective of the direct mail campaigns was higher yielding loans to higher-risk cardholders. As these loans continue to mature, the total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans is expected to continue at a level higher than experienced in the past. The Company continuously evaluates and monitors its selection criteria for direct mail campaigns and other account acquisition methods to accomplish the desired risk/customer mix within the credit card portfolio.

During the second quarter of 1996, the Company's credit policies for certain consumer loans not secured by real estate were modified. The changes were made primarily to align the charge-off policies of the combined Wells Fargo and First Interstate portfolios. The policy changes included extending installment loans and lines of credit charge-offs from 90 to 120 days, or from four to five payment cycles. The impact of this change was a one-time reduction in gross charge-offs of approximately $4 million. Separately, First Interstate's charge-off policies were conformed to Wells Fargo's policies in two areas. The credit card charge-off period was extended from 120 days to 180 days past due before a loan was charged off, which reduced gross charge-offs by approximately $7 million for the second quarter. An offsetting policy change for auto loans and leases conformed the First Interstate charge-off policy of 120 days to the Wells Fargo policy of 90 days and resulted in an increase to charge-offs of approximately $6 million.

The Company considers the allowance for loan losses of $2,273 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at June 30, 1996. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. There was no provision for loan losses in the first half of 1996, or during all of 1995. However, the Company anticipates that it will resume making a provision of up to $40 million in either the third or fourth quarter of 1996.

OTHER ASSETS

============================================================================================
                                                      JUNE 30,    December 31,      June 30,
(in millions)                                            1996            1995          1995
- --------------------------------------------------------------------------------------------
Nonmarketable equity investments                       $  691          $  428        $  412
Net deferred tax asset (1)                                551             854           972
Certain identifiable intangible assets                    462             220           245
Foreclosed assets                                         238             186           224
Other                                                   1,570             552           616
                                                       ------          ------        ------

      Total other assets                               $3,512          $2,240        $2,469
                                                       ======          ======        ======
============================================================================================

(1) Net of a valuation allowance of none, none and $2 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

The Company estimates that approximately $504 million of the $551 million net deferred tax asset at June 30, 1996 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $47 million primarily relates to approximately $621 million of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.3 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

In October 1995, the Company adopted Statement of Financial Accounting Standards No. 122 (FAS 122), Accounting for Mortgage Servicing Rights. This Statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale with servicing rights retained, the right to service those loans be recognized as a separate asset, similar to purchased mortgage servicing rights. This Statement also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Mortgage servicing rights purchased during second quarter 1996, fourth quarter 1995 and second quarter 1995 were $76 million (including $72 million from First Interstate), $7 million and $53 million, respectively, and no originated mortgage servicing rights were capitalized during the same periods. Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $16 million, $11 million and $11 million for the quarters ended June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Purchased mortgage servicing rights included in certain identifiable intangible assets were $230 million, $152 million and $169 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

Other identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was

$25 million, $15 million and $15 million for the quarters ended June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 125 (FAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 supersedes FAS 76, 77 and 122, while amending both FAS 65 and 115. The Statement is effective January 1, 1997 and is to be applied prospectively. Earlier implementation is not permitted.

A transfer of financial assets in which control is surrendered over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, any servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strips receivable.

The Statement also requires an assessment of interest-only strips, loans, other receivables or retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available-for-sale securities or trading securities, under FAS
115. This assessment is required for financial assets held on or acquired after January 1, 1997.

In accordance with the above, the Company will apply the requirements of this Statement beginning January 1, 1997. The Company has not completed the complex analysis required to determine the future impact on its financial statements related to existing financial assets and servicing contracts.

DEPOSITS

================================================================================

                                           JUNE 30,    December 31,      June 30,
(in millions)                                 1996            1995          1995
- --------------------------------------------------------------------------------
Noninterest-bearing                        $27,535         $10,391       $ 9,600
Interest-bearing checking (1)                6,984             887         4,108
Market rate and other savings (1)           32,302          17,944        15,083
Savings certificates                        16,510           8,636         8,235
                                           -------         -------       -------
  Core deposits                             83,331          37,858        37,026
Other time deposits                            472             248           244
Deposits in foreign offices (2)                 65             876         1,514
                                           -------         -------       -------

    Total deposits                         $83,868         $38,982       $38,784
                                           =======         =======       =======
================================================================================

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

The decrease in the Company's RBC and leverage ratios at June 30, 1996 compared with December 31, 1995 resulted primarily from an overall increase in risk-weighted assets due to the Merger.

The table below presents the Company's risk-based capital and leverage ratios.

=========================================================================================

                                                   JUNE 30,    December 31,      June 30,
(in billions)                                         1996            1995          1995
- -----------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                      $    14.2     $     3.6        $  3.4
  Preferred stock                                         .8            .5            .5
  Less goodwill and other deductions (1)                (8.7)          (.5)          (.5)
                                                   ---------     ---------        -------
    Total Tier 1 capital                                 6.3           3.6            3.4
                                                   ---------     ---------        -------
Tier 2:
  Mandatory convertible debt                              .2            --             .1
  Subordinated debt and unsecured senior debt            2.0           1.0            1.0
  Allowance for loan losses allowable in Tier 2          1.0            .5             .5
                                                   ---------     ---------        -------
    Total Tier 2 capital                                 3.2           1.5            1.6
                                                   ---------     ---------        -------
      Total risk-based capital                     $     9.5     $     5.1        $   5.0
                                                   ---------     ---------        -------
                                                   ---------     ---------        -------
Risk-weighted balance sheet assets                 $    83.3     $    39.2        $  38.2
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                  4.9           2.7            2.4
  Standby letters of credit                              2.4            .7             .6
  Other                                                   .5            .4             .4
                                                   ---------     ---------        -------
    Total risk-weighted off-balance sheet items          7.8           3.8            3.4
                                                   ---------     ---------        -------
Goodwill and other deductions (1)                       (8.8)          (.5)           (.5)
Allowance for loan losses not included in Tier 2        (1.3)         (1.3)          (1.4)
                                                   ---------     ---------        -------

      Total risk-weighted assets                   $    81.0     $    41.2        $  39.7
                                                   ---------     ---------        -------
                                                   ---------     ---------        -------
Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)               7.83%         8.81%          8.60%
  Total capital (8% minimum requirement)               11.77         12.46          12.48

Leverage ratio (3% minimum requirement) (2)             6.37%         7.46%          6.69%
=========================================================================================

(1) Other deductions include the unrealized net loss on available-for-sale investment securities at fair value.
(2) Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At June 30, 1996, the Bank had a Tier 1 RBC ratio of 9.90%, a combined Tier 1 and Tier 2 ratio of 13.01% and a leverage ratio of 7.90%.

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, an asset sensitive gap indicates that there would be a negative impact on the net interest margin from a decreasing rate environment. At June 30, 1996, the under-one-year cumulative gap was a $985 million (.9% of total assets) net asset position, compared with net liability positions of $258 million (.5% of total assets) at March 31, 1996 and $394 million (.8% of total assets) at December 31, 1995. The shift to a net asset position at June 30, 1996 from a net liability position at March 31, 1996 was due to the inclusion of the First Interstate balance sheet which had a significant net asset position.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $14.7 billion, $4.7 billion and $8.7 billion at June 30, 1996, March 31, 1996 and December 31, 1995, respectively.

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

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at June 30, 1996 and December 31, 1995.

==========================================================================================================================
                                                              JUNE 30, 1996                             December 31, 1995
                                   ----------------------------------------      -----------------------------------------
                                   NOTIONAL OR        CREDIT      ESTIMATED      Notional or        Credit      Estimated
                                   CONTRACTUAL          RISK           FAIR      contractual          risk           fair
(in millions)                           AMOUNT     AMOUNT (3)         VALUE           amount     amount (3)         value
- --------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts                  $ 5,534      $    --         $    --          $ 5,372       $    --        $    --
    Floors purchased (1)                19,023           64              64           15,522           206            206
    Caps purchased (1)                     491            5               5              391             1              1
    Swap contracts (1)                  16,826          105            (161)           6,314           185            175

  Foreign exchange contracts:
    Forward contracts (1)                   35           --              --               25            --             --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                       10           --              --               23            --             --
    Floors written                       1,865           --              (9)             105            --             (1)
    Caps written                         2,348           --              (7)           1,170            --             (4)
    Floors purchased (1)                 1,863            9               9              105             1              1
    Caps purchased (1)                   2,256            7               7            1,139             4              4
    Swap contracts (1)                   2,210           21               5            1,518             5              1
  Foreign exchange contracts (2):
    Forward and spot contracts (1)       1,566           13               3              909            10              1
    Option contracts purchased (1)          23           --              --               29            --             --
    Option contracts written                21           --              --               23            --             --
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

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. A shelf registration statement filed in 1995 with the Securities and Exchange Commission allows the issuance of up to $2.3 billion of senior or subordinated debt or preferred stock. At June 30, 1996, $.8 billion of securities remained unissued. During the third quarter of 1996, the Company issued $.6 billion of senior and subordinated debt under this shelf registration.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            3(ii) By-Laws

            4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

            11    Computation of Earnings Per Common Share

            27    Financial Data Schedule

            99(a) Computation of Ratios of Earnings to Fixed Charges -- the
                  ratios of earnings to fixed charges, including interest on deposits, were 2.11 and 2.05 for the quarters ended June 30, 1996 and 1995, respectively, and 2.19 and 2.02 for the six months ended 1996 and 1995, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.73 and 4.05 for the quarters ended June 30, 1996 and 1995, respectively, and 5.55 and 3.91 for the six months ended June 30, 1996 and 1995, respectively.

              (b) Computation of Ratios of Earnings to Fixed Charges and
                  Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.00 and 1.96 for the quarters ended June 30, 1996 and 1995, respectively, and 2.08 and 1.93 for the six months ended June 30, 1996 and 1995, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.58 and
                  3.57 for the quarters ended June 30, 1996 and 1995, respectively, and 4.59 and 3.46 for the six months ended June 30, 1996 and 1995, respectively.

        (b) The Company filed the following reports on Form 8-K during the second quarter of 1996 and through the date hereof:

            (1) April 1, 1996 under Item 5, containing the April 1 Press
                Release that announced that Wells Fargo & Company had completed its acquisition of First Interstate Bancorp

            (2) April 5, 1996 under Item 7, containing unaudited pro forma combined financial information of the Company and First Interstate Bancorp for 1995, the Consent of Independent Accountants for First Interstate and audited financial statements of First Interstate Bancorp as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995

            (3) April 10, 1996 under Items 2 and 7, describing the Company's acquisition of First Interstate Bancorp in accordance with the terms of the Merger Agreement and containing the unaudited pro forma combined financial information of the Company and First Interstate Bancorp for 1995 and audited financial statements of First Interstate Bancorp as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995

            (4) April 16, 1996 under Item 5, containing the Press Releases that announced the Company's financial results for the quarter ended March 31, 1996, the Company's share repurchase program and the quarterly common stock dividend

            (5) July 16, 1996 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1996

            (6) August 9, 1996 under Item 7, containing the unaudited pro forma combined financial information of the Ccmpany and First Interstate Bancorp for the six months ended June 30, 1996 and the year ended December 31, 1996


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.


                                     WELLS FARGO & COMPANY

                                     By: /s/ FRANK A. MOESLEIN
                                         --------------------------------------
                                         Frank A. Moeslein
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)