Form 10-Q
period 1996-09-30
WELLS FARGO & CO
filed 1996-11-14
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 Commission file number 1-6214
       September 30, 1996
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


                        Yes   /X/               No
                            ------                 ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
                                                 October 31, 1996
                                                 ------------------
      Common stock, $5 par value                     92,484,712

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                          Page
        Consolidated Statement of Income . . . . . . . . . . . . . . .  2
        Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .  3
        Consolidated Statement of Changes in Stockholders' Equity. . .  4
        Consolidated Statement of Cash Flows . . . . . . . . . . . . .  5
        Note to Financial Statements . . . . . . . . . . . . . . . . .  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Summary Financial Data . . . . . . . . . . . . . . . . . . . .  9
        Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
        Merger with First Interstate Bancorp . . . . . . . . . . . . . 12
        Line of Business Results . . . . . . . . . . . . . . . . . . . 13
        Earnings Performance . . . . . . . . . . . . . . . . . . . . . 17
         Net Interest Income . . . . . . . . . . . . . . . . . . . . . 17
         Noninterest Income. . . . . . . . . . . . . . . . . . . . . . 21
         Noninterest Expense . . . . . . . . . . . . . . . . . . . . . 23
         Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . 24
         Earnings/Ratios Excluding Goodwill and Nonqualifying CDI  . . 25
        Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . 26
         Investment Securities . . . . . . . . . . . . . . . . . . . . 26
         Loan Portfolio. . . . . . . . . . . . . . . . . . . . . . . . 29
          Commercial real estate . . . . . . . . . . . . . . . . . . . 29
         Nonaccrual and Restructured Loans and Other Assets. . . . . . 30
          Changes in total nonaccrual loans. . . . . . . . . . . . . . 30
          Changes in foreclosed assets . . . . . . . . . . . . . . . . 33
          Loans 90 days past due and still accruing. . . . . . . . . . 33
         Allowance for Loan Losses . . . . . . . . . . . . . . . . . . 34
         Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . 36
         Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . 38
         Capital Adequacy/Ratios . . . . . . . . . . . . . . . . . . . 38
         Asset/Liability Management. . . . . . . . . . . . . . . . . . 40
         Derivative Financial Instruments. . . . . . . . . . . . . . . 41
         Liquidity Management. . . . . . . . . . . . . . . . . . . . . 42

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 43

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44


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

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

----------------------------------------------------------------------------------------------------
                                                               Quarter                   Nine months
                                                   ended September 30,           ended September 30,
                                                   -------------------           -------------------
(in millions)                                      1996           1995           1996           1995
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements              $   11         $    1         $   21         $    3
Investment securities                               215            143            568            460
Mortgage loans held for sale                         --             19             --             73
Loans                                             1,612            855          4,106          2,536
Other                                                 9              1             16              2
                                                  -----          -----          -----          -----
     Total interest income                        1,847          1,019          4,711          3,074
                                                  -----          -----          -----          -----
INTEREST EXPENSE
Deposits                                            446            254          1,140            750
Federal funds purchased and securities
  sold under repurchase agreements                   15             46             72            160
Commercial paper and other short-term
  borrowings                                          3              6             11             25
Senior and subordinated debt                         88             50            217            152
                                                  -----          -----          -----          -----
     Total interest expense                         552            356          1,440          1,087
                                                  -----          -----          -----          -----
NET INTEREST INCOME                               1,295            663          3,271          1,987
Provision for loan losses                            35             --             35             --
                                                  -----          -----          -----          -----
Net interest income after provision
  for loan losses                                 1,260            663          3,236          1,987
                                                  -----          -----          -----          -----
NONINTEREST INCOME
Service charges on deposit accounts                 254            121            634            357
Fees and commissions                                205            112            534            316
Trust and investment services income                104             63            267            176
Investment securities gains (losses)                 --             --              2            (15)
Other                                                80             43            199             56
                                                  -----          -----          -----          -----
     Total noninterest income                       643            339          1,636            890
                                                  -----          -----          -----          -----
NONINTEREST EXPENSE
Salaries                                            378            176            960            526
Incentive compensation                               53             33            146             92
Employee benefits                                   105             46            261            147
Equipment                                           103             47            269            139
Net occupancy                                        96             54            257            159
Goodwill                                             81              9            170             26
Core deposit intangible                              78             10            170             32
Other                                               411            167            916            517
                                                  -----          -----          -----          -----
     Total noninterest expense                    1,305            542          3,149          1,638
                                                  -----          -----          -----          -----
INCOME BEFORE INCOME TAX EXPENSE                    598            460          1,723          1,239
Income tax expense                                  277            199            775            513
                                                  -----          -----          -----          -----
NET INCOME                                       $  321         $  261         $  948         $  726
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----
NET INCOME APPLICABLE TO COMMON STOCK            $  302         $  251         $  901         $  695
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----
PER COMMON SHARE
Net income                                       $ 3.23         $ 5.23         $11.42         $14.14
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
Dividends declared                               $ 1.30         $ 1.15         $ 3.90         $ 3.45
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
Average common shares outstanding                  93.7           47.9           78.8           49.2
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------
----------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------
                                          SEPTEMBER 30,   December 31,  September 30,
(in millions)                                      1996           1995           1995
-------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                        $ 11,622       $  3,375        $ 3,183
Federal funds sold and securities
  purchased under resale agreements                 284            177             52
Investment securities:
  At fair value                                  13,433          8,920          2,476
  At cost (estimated fair value $6,903)              --             --          6,960
                                               --------       --------       --------
     Total investment securities                 13,433          8,920          9,436
Mortgage loans held for sale                         --             --            510
Loans                                            69,233         35,582         34,298
Allowance for loan losses                         2,137          1,794          1,872
                                               --------       --------       --------
     Net loans                                   67,096         33,788         32,426
                                               --------       --------       --------
Due from customers on acceptances                   356             98             83
Accrued interest receivable                         590            308            321
Premises and equipment, net                       2,380            862            873
Core deposit intangible                           2,130            166            176
Goodwill                                          7,407            382            391
Other assets                                      3,878          2,240          2,483
                                               --------       --------       --------
     Total assets                              $109,176       $ 50,316       $ 49,934
                                               --------       --------       --------
                                               --------       --------       --------
LIABILITIES
Noninterest-bearing deposits                   $ 29,512       $ 10,391       $  9,627
Interest-bearing deposits                        54,225         28,591         29,321
                                               --------       --------       --------
     Total deposits                              83,737         38,982         38,948
Federal funds purchased and securities
  sold under repurchase agreements                1,033          2,781          2,554
Commercial paper and other short-term
  borrowings                                        350            195            417
Acceptances outstanding                             356             98             83
Accrued interest payable                            215             85            113
Other liabilities                                 3,151          1,071            925
Senior debt                                       2,470          1,783          1,544
Subordinated debt                                 2,941          1,266          1,476
                                               --------       --------       --------
     Total liabilities                           94,253         46,261         46,060
                                               --------       --------       --------
STOCKHOLDERS' EQUITY
Preferred stock                                   1,039            489            489
Common stock - $5 par value,
  authorized 150,000,000 shares; issued
  and outstanding 92,875,661 shares,
  46,973,319 shares and 47,465,721 shares           464            235            237
Additional paid-in capital                       10,674          1,135          1,221
Retained earnings                                 2,766          2,174          1,932
Cumulative foreign currency translation
  adjustments                                        (4)            (4)            (4)
Investment securities valuation allowance           (16)            26             (1)
                                               --------       --------       --------
     Total stockholders' equity                  14,923          4,055          3,874
                                               --------       --------       --------
     Total liabilities and stockholders'       $109,176       $ 50,316       $ 49,934
       equity                                  --------       --------       --------
                                               --------       --------       --------
-------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------
                                                      Nine months ended September 30,
                                                      -------------------------------
(in millions)                                                     1996           1995
-------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                     $ 489          $ 489
Preferred stock issued to First Interstate stockholders            350             --
Preferred stock issued                                             200             --
                                                                ------         ------
Balance, end of period                                           1,039            489
                                                                ------         ------
COMMON STOCK
Balance, beginning of period                                       235            256
Common stock issued to First Interstate stockholders               260             --
Common stock issued under employee benefit and
  dividend reinvestment plans                                        3              3
Common stock repurchased                                           (34)           (22)
                                                                ------         ------
Balance, end of period                                             464            237
                                                                ------         ------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                     1,135            871
Preferred stock issued to First Interstate stockholders             10             --
Preferred stock issuance costs                                      (3)            --
Common stock issued to First Interstate stockholders            11,037             --
Common stock issued under employee benefit and
  dividend reinvestment plans                                       85             78
Common stock repurchased                                        (1,701)          (728)
Fair value adjustment related to First Interstate
  stock options                                                    111             --
Transfer from retained earnings                                     --          1,000
                                                                ------         ------
Balance, end of period                                          10,674          1,221
                                                                ------         ------
RETAINED EARNINGS
Balance, beginning of period                                     2,174          2,409
Net income                                                         948            726
Preferred stock dividends                                          (47)           (31)
Common stock dividends                                            (309)          (172)
Transfer to additional paid-in-capital                              --         (1,000)
                                                                ------         ------
Balance, end of period                                           2,766          1,932
                                                                ------         ------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning and end of period                                (4)            (4)
                                                                ------         ------
INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                        26           (110)
Change in unrealized net gain (loss),
  after applicable taxes                                           (42)           109
                                                                ------         ------
Balance, end of period                                             (16)            (1)
                                                                ------         ------
  Total stockholders' equity                                   $14,923         $3,874
                                                               -------         ------
                                                               -------         ------
-------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------
                                                      Nine months ended September 30,
                                                      -------------------------------
(in millions)                                                     1996           1995
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   948        $   726
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                     35             --
      Depreciation and amortization                                560            204
      Deferred income tax provision                                165             --
      Increase in net deferred loan fees                           (14)           (10)
      Net decrease in accrued interest receivable                   26              7
      Write-down on mortgage loans held for sale                    --             71
      Net increase in accrued interest payable                      43             53
      Other, net                                                   208           (366)
                                                               -------        -------
Net cash provided by operating activities                        1,971            685
                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    At cost:
      Proceeds from prepayments and maturities                      --          1,715
      Purchases                                                     --            (56)
    At fair value:
      Proceeds from sales                                          763            670
      Proceeds from prepayments and maturities                   3,601             78
      Purchases                                                 (1,347)           (63)
  Cash acquired from First Interstate                            6,030             --
  Proceeds from sales of mortgage loans held for sale               --          3,803
  Net (increase) decrease in loans resulting
    from originations and collections                              804         (2,369)
  Proceeds from sales (including participations) of loans          301            400
  Purchases (including participations) of loans                    (93)          (215)
  Proceeds from sales of foreclosed assets                         111            147
  Net decrease in federal funds sold and securities
    purchased under resale agreements                            1,967            208
  Other, net                                                      (411)          (442)
                                                               -------        -------
Net cash provided by investing activities                       11,726          3,876
                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                      (2,693)        (3,384)
  Net decrease in short-term borrowings                         (1,939)          (240)
  Proceeds from issuance of senior debt                          1,260            980
  Repayment of senior debt                                        (816)          (801)
  Proceeds from issuance of subordinated debt                      800             --
  Proceeds from issuance of preferred stock                        197             --
  Proceeds from issuance of common stock                            88             81
  Repurchase of common stock                                    (1,735)          (750)
  Payment of cash dividends on preferred stock                     (56)           (41)
  Payment of cash dividends on common stock                       (309)          (172)
  Other, net                                                      (247)           (25)
                                                               -------        -------
Net cash used by financing activities                           (5,450)        (4,352)
                                                               -------        -------
  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)       8,247            209
Cash and cash equivalents at beginning of period                 3,375          2,974
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $11,622        $ 3,183
                                                               -------        -------
                                                               -------        -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $ 1,310        $ 1,034
                                                               -------        -------
                                                               -------        -------
    Income taxes                                               $   269        $   455
                                                               -------        -------
                                                               -------        -------
  Noncash investing and financing activities:
    Transfers from loans to foreclosed assets                  $   108        $    91
                                                               -------        -------
                                                               -------        -------
    Transfers from loans to mortgage loans held for sale       $    --        $ 4,440
                                                               -------        -------
                                                               -------        -------
    Acquisition of First Interstate:
      Common stock issued                                      $11,297        $    --
      Fair value of preferred stock issued                         360             --
      Fair value of stock options                                  111             --
      Fair value of assets acquired                             55,797             --
      Fair value of liabilities assumed                         51,214             --
-------------------------------------------------------------------------------------

                  WELLS FARGO & COMPANY AND SUBSIDIARIES
                      NOTE TO FINANCIAL STATEMENTS


MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate), the 14th largest bank holding company in the nation as of March 31, 1996 with 405 offices in California and a total of approximately 1,150 offices in 13 western states. The Merger resulted in the creation of the eighth largest bank holding company in the United States based on assets as of September 30, 1996. The purchase price of the transaction was approximately $11.3 billion based on Wells Fargo's share price on January 19, the last trading day before Wells Fargo and First Interstate agreed on an exchange ratio. First Interstate shareholders received two-thirds of a share of Wells Fargo common stock for each share of common stock owned; 52,001,970 shares of the Company's common stock were issued. Each share of First Interstate preferred stock was converted into the right to receive one share of the Company's preferred stock. Each outstanding and unexercised option granted by First Interstate was converted into an option to purchase Company common stock based on the original plan and the agreed upon exchange ratio.

The Merger was accounted for as a purchase transaction. Accordingly, the results of operations of First Interstate are included with that of the Company for periods subsequent to the date of the Merger (i.e., the financial information for periods prior to April 1, 1996 included in this Form 10-Q excludes First Interstate). The name of the combined company is Wells Fargo & Company.

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill included accruals totaling approximately $307 million ($181 million after tax) related to the disposition of premises, including an accrual of $121 million ($71 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state. The California dispositions include 175 branch closures in the third quarter of 1996. The Company has also entered into definitive agreements with several institutions to sell 20 former branches of First Interstate located in California, which sales are expected to close in the first quarter of 1997. (See Noninterest Income section for information on other, Wells Fargo branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $415 million ($245 million after tax) related to severance of former First Interstate employees throughout the Company who will be displaced through December 31, 1997. Severance payments of $41 million and $59 million were paid during the third and second quarters of 1996, respectively.

As a condition of the Merger, Wells Fargo was required by regulatory agencies to divest 61 First Interstate branches in California. In the first quarter of 1996, the Company entered into a contract with Home Savings of America, principal subsidiary of H.F. Ahmanson &

Company, for the sale of the 61 First Interstate branches, which was completed in September 1996. In addition, the Company completed the sale of the First Interstate banks in Wyoming and Montana effective October 1, 1996. Also, the Company has entered into a definitive agreement to sell the bank subsidiary in Alaska, and expects the sale to close on or about November 30, 1996, subject to regulatory approval.

Other significant adjustments to goodwill included the write-off of First Interstate's existing goodwill and other intangibles of $701 million.

The pro forma amounts in the table below are presented for informational purposes and are not necessarily indicative of the results of operations of the combined company for the periods presented. The pro forma amounts are also not necessarily indicative of the future results of operations of the combined company. In particular, the Company expects to achieve significant operating cost savings as a result of the Merger, which future savings have not been included in the pro forma amounts.

The following pro forma combined summary of income gives effect to the combination as if the Merger was consummated on January 1, 1995.

PRO FORMA COMBINED FINANCIAL DATA
-----------------------------------------------------------------------------
                                              Nine months ended September 30,
                                              -------------------------------
(in millions, except per share data)                 1996                1995
-----------------------------------------------------------------------------
SUMMARY OF INCOME
Net interest income                               $ 3,881              $3,926
Provision for loan losses                              35                  --
Noninterest income                                  1,940               1,701
Noninterest expense (1)                             3,646               3,653
Net income (1)                                      1,180               1,115

PER COMMON SHARE
Net income (1)                                    $ 12.11              $10.63
Dividends declared                                   3.90                3.45

AVERAGE COMMON SHARES OUTSTANDING                    92.9                99.6
-----------------------------------------------------------------------------
(1) Noninterest expense for the nine months ended September 30, 1996 excludes $251 million ($245 million after tax) of nonrecurring merger-related expenses recorded by First Interstate in the first quarter of 1996.

The pro forma combined net income of $1,180 million for the nine months ended September 30, 1996 consists of second and third quarter 1996 net income of the combined company of $684 million, first quarter 1996 net income of the Company of $264 million and a first quarter net loss of First Interstate of $(23) million, plus pro forma adjustments of $255 million. The pro forma combined net income of $1,115 million for the nine months ended September 30, 1995 consists of net income of the Company of $726 million and First Interstate of $670 million for the nine months ended September 30, 1995, less pro forma adjustments of $(281) million. The pro forma adjustments for both periods include amortization of $216 million relating to $7,195 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill). Goodwill is amortized using the straight-line method over 25 years.

Goodwill may change as certain estimates and contingencies are finalized, although any adjustments are not expected to have a significant effect on the ultimate amount of goodwill.

In addition to First Interstate premise and severance costs affecting goodwill, an estimated $60 million and $80 million of costs related to the Company's premises, employees and operations as well as all costs relating to systems conversions and other indirect, integration costs were expensed during the second and third quarters, respectively, and are not included in the Pro Forma Combined Financial Data. The Company expects to incur additional merger-related costs, which will be expensed as incurred. With respect to timing, it is assumed that the integration will be completed and that such costs will be incurred not later than 18 months after the closing of the Merger.

                                          FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
                                                                          % Change
                                               Quarter ended    Sept. 30, 1996 from       Nine months ended
                          ----------------------------------   --------------------   ---------------------
                          SEPT. 30,    June 30,    Sept. 30,   June 30,   SEPT. 30,   SEPT. 30,   Sept. 30,          %
(in millions)                  1996        1996         1995       1996        1995        1996        1995     Change
----------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                 $    321    $    363      $   261        (12)%        23 %  $    948     $   726         31 %
Net income applicable
  to common stock               302         344          251        (12)         20         901         695         30
Per common share
  Net income               $   3.23    $   3.61      $  5.23        (11)        (38)   $  11.42     $ 14.14        (19)
  Dividends declared           1.30        1.30         1.15         --          13        3.90        3.45         13

Average common shares
  outstanding                  93.7        95.6         47.9         (2)         96        78.8        49.2         60

Profitability ratios
  (annualized)
  Net income to average
   total assets (ROA)          1.18%       1.35%        2.07%       (13)        (43)       1.43%       1.89%       (24)
  Net income applicable to
   common stock to average
   common stockholders'
   equity (ROE)                8.64        9.77        30.13        (12)        (71)      11.36       27.91        (59)

Efficiency ratio (1)           67.3%       65.8%        54.1%         2          24        64.2%       56.9%        13

Average loans              $ 69,274    $ 70,734      $34,103         (2)        103    $ 58,384     $34,538         69
Average assets              108,378     108,430       50,062         --         116      88,719      51,306         73
Average core deposits        82,378      83,356       36,618         (1)        125      67,572      36,515         85

Net interest margin            6.15%       6.03%        5.90%         2           4        6.11%       5.72%         7

AT PERIOD END
Investment securities      $ 13,433    $ 13,692      $ 9,436         (2)         42    $ 13,433     $ 9,436         42
Loans(2)                     69,233      70,541       34,298         (2)        102      69,233      34,298        102
Allowance for loan losses     2,137       2,273        1,872         (6)         14       2,137       1,872         14
Goodwill                      7,407       7,479          391         (1)         --       7,407         391         --
Assets                      109,176     108,586       49,934          1         119     109,176      49,934        119
Core deposits                83,308      83,331       37,151         --         124      83,308      37,151        124
Common stockholders'
  equity                     13,884      14,191        3,385         (2)        310      13,884       3,385        310
Stockholders' equity         14,923      15,030        3,874         (1)        285      14,923       3,874        285
Tier 1 capital (3)            6,111       6,346        3,436         (4)         78       6,111       3,436         78
Total capital
  (Tiers 1 and 2)(3)          9,588       9,591        4,918         --          95       9,588       4,918         95

Capital ratios
  Common stockholders'
   equity to assets           12.71%      13.07%        6.78%        (3)         87       12.71%       6.78%        87
  Stockholders' equity
   to assets                  13.66       13.84         7.76         (1)         76       13.66        7.76         76
  Risk-based capital (3)
    Tier 1 capital             7.04        7.40         8.56         (5)        (18)       7.04        8.56        (18)
    Total capital             11.05       11.18        12.25         (1)        (10)      11.05       12.25        (10)
  Leverage (3)                 6.12        6.37         6.93         (4)        (12)       6.12        6.93        (12)

Book value per common
  share                    $ 149.44    $ 149.52      $ 71.32         --         110     $149.44     $ 71.32        110
Staff (active, full-time
  equivalent)                38,859      41,548       19,196         (6)        102      38,859      19,196        102

NET INCOME AND RATIOS
EXCLUDING GOODWILL AND
NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION
AND BALANCES ("CASH" OR
"TANGIBLE")(4)
Net income applicable
  to common stock          $    424    $    468      $   260         (9)         63     $ 1,154     $   721         60
Net income per common share    4.52        4.89         5.41         (8)        (16)      14.64       14.66         --
ROA                            1.77%       1.96%        2.16%       (10)        (18)       1.94%       1.98%        (2)
ROE                           31.91       33.43        35.40         (5)        (10)      32.70       32.95         (1)
Efficiency ratio               59.6        58.0         53.2          3          12        57.8        56.0          3

COMMON STOCK PRICE
High                       $264        $264-1/2     $189             --          40    $264-1/2    $189             40
Low                         220-1/8     232-1/8      177-3/4         (5)         24     203-1/8     143-3/8         42
Period end                  260         239-1/8      185-5/8          9          40     260         185-5/8         40
----------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Loans exclude mortgage loans held for sale at September 30, 1995 of $510 million.
(3)     See the Capital Adequacy/Ratios section for additional information.
(4) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $41 million and $1,196 million for the quarter ended September 30, 1996, respectively, and $84 million and $844 million for the nine months ended September 30, 1996, respectively. Goodwill amortization and average balance (which are not tax effected) were $81 million and $7,439 million for the quarter ended September 30, 1996, respectively, and $170 million and $5,027 million for the nine months ended September 30, 1996, respectively.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp. As a result, the financial information presented in this Form 10-Q for the third quarter and first nine months of 1996 reflects the effects of the acquisition subsequent to the Merger's consummation.

The Company's results of operations for the third quarter and first nine months of 1996 were significantly affected by the Merger. Since the Company's results of operations subsequent to April 1, 1996 reflect amounts recognized from combined operations, they cannot be divided between or attributed directly to either of the two former entities.

In substantially all of the Company's income and expense categories, the increases in the amounts reported for the third quarter and first nine months of 1996 compared to the amounts reported in the corresponding periods in 1995 resulted from the Merger. The increases in substantially all of the categories of the Company's balance sheet between amounts reported at September 30, 1996 and those reported at December 31, 1995 also resulted from the Merger. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

Net income for the third quarter of 1996 was $321 million, compared with $261 million for the third quarter of 1995, an increase of 23%. Per share earnings for the third quarter of 1996 were $3.23, compared with $5.23 in the third quarter of 1995, a decrease of 38%. Net income for the first nine months of 1996 was $948 million, or $11.42 per share, compared with $726 million, or $14.14 per share, for the first nine months of 1995.

Return on average assets (ROA) was 1.18% and 1.43% in the third quarter and first nine months of 1996, respectively, compared with 2.07% and 1.89% in the same periods of 1995. Return on average common equity (ROE) was 8.64% and 11.36% in the third quarter and first nine months of 1996, respectively, compared with 30.13% and 27.91%, respectively, in the same periods of 1995.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) for the third quarter of 1996 were $4.52 per share, compared with $5.41 per share for the third quarter of 1995. On the same basis, ROA was 1.77% in the third quarter of 1996, compared with 2.16% in the third quarter of 1995; ROE was 31.91% in the third quarter of 1996, compared with 35.40% in the third quarter of 1995.

Following the merger with First Interstate, "cash" earnings, as well as "cash" ROA and ROE, are the measures of performance which will be most comparable with prior quarters. They are also the most relevant measures of financial performance for shareholders because they measure the Company's ability to repurchase stock, pay dividends and support growth. Third quarter "cash" EPS of $4.52 is down from the second quarter of 1996 "cash" EPS of $4.89. This decrease is substantially due to a one-time assessment of $22 million to replenish the Savings Association Insurance Fund and the third quarter provision for loan losses of $35 million.

Net interest income on a taxable-equivalent basis was $1,299 million and $663 million in the third quarter of 1996 and 1995, respectively. The increase in net interest income in both the third quarter and first nine months of 1996 compared with the same periods of 1995 was primarily due to an increase in average earning assets as a result of the Merger. The Company's net interest margin was 6.15% for the third quarter of 1996, compared with 5.90% in the same quarter of 1995 and 6.03% in the second quarter of 1996.

Noninterest income was $643 million and $1,636 million in the third quarter and first nine months of 1996, respectively, compared with $339 million and $890 million in the same periods of 1995. In addition to the effects of the Merger, the increase for the first nine months of 1996 as compared to the same period of 1995 included an $83 million write-down to lower of cost or estimated market in 1995 for certain product types within the real estate 1-4 family first mortgage portfolio that were reclassified to mortgage loans held for sale.

Noninterest expense in the third quarter of 1996 was $1,305 million, compared with $542 million for the third quarter of 1995. In addition to the effect of combining operations of First Interstate with the Company, the increase reflected goodwill and CDI amortization, severance for Wells Fargo employees and other merger-related expenditures.

During the third quarter of 1996, net charge-offs totaled $171 million, or 0.98% of average loans (annualized). This compared with $178 million, or 1.01%, during the second quarter of 1996 and $75 million, or .86%, during the third quarter of 1995. The allowance for loan losses was 3.09% of total loans at September 30, 1996, compared with 3.22% at June 30, 1996 and 5.46% at September 30, 1995.

Total nonaccrual and restructured loans were $728 million at September 30, 1996, compared with $552 million at December 31, 1995 and $600 million at September 30, 1995. Foreclosed assets amounted to $227 million at September 30, 1996, $186 million at December 31, 1995 and $214 million at September 30, 1995.

The Company's effective tax rate was 46% and 45% for the third quarter and first nine months of 1996, respectively. The effective tax rate was 43% and 41% for the same periods of 1995. The increase in the effective tax rate for the third quarter and first nine months of 1996 was due to increased goodwill amortization related to the Merger, which is not tax deductible. The increase in the effective tax rate for the first nine months of 1996 was also due to a $22 million reduction of income tax expense in 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

Common stockholders' equity to total assets was 12.71% at September 30, 1996, compared with 13.07% and 6.78% at June 30, 1996 and September 30, 1995, respectively. The Company's total risk-based capital ratio at September 30, 1996 was 11.05% and its Tier 1 risk-based capital ratio was 7.04%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At June 30, 1996, the risk-based capital ratios were 11.18% and 7.40%, respectively; at September
30, 1995, these ratios were 12.25% and 8.56%, respectively.   The Company's
leverage ratios were 6.12%, 6.37% and 6.93% at September 30, 1996, June 30, 1996 and September 30, 1995, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

The Company has bought in the past, and will continue to buy, shares to offset stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock. The Company repurchased a total of 6.8 million shares of common stock during the nine months ended September 30, 1996.

MERGER WITH FIRST INTERSTATE BANCORP

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp. As a condition of the Merger, Wells Fargo was required by regulatory agencies to divest 61 First Interstate branches in California. In September, the Company completed the required divestiture of 61 branches to Home Savings of America. These branches had aggregate deposits of approximately $1.9 billion and loans of approximately $1.1 billion. The selling price of the divested branches represented a premium of 8.11% on the deposits.

As of the acquisition date, the California bank of First Interstate merged into Wells Fargo Bank, N.A. In June 1996, the Company merged former First Interstate bank subsidiaries in six states (Idaho, Nevada, New Mexico, Oregon, Utah and Washington) into Wells Fargo Bank, N.A. In September 1996, Wells Fargo Bank of Arizona, N.A. (formerly First Interstate Bank of Arizona, N.A.) merged into Wells Fargo Bank, N.A. Each of these states has opted-in early under the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In addition, the Company completed the sale of the First Interstate banks in Wyoming and Montana effective October 1, 1996. Also, the Company has entered into a definitive agreement to sell the bank subsidiary in Alaska, and expects the sale to close on or about November 30, 1996, subject to regulatory approval. The aggregate assets and deposits of the banks in Wyoming, Montana and Alaska at September 30, 1996 were $647 million and $505 million, respectively. Each of the banks have three branches. Banks in the other states retained by the Company are expected to merge into Wells Fargo Bank, N.A. as soon as permitted by applicable state laws (i.e., Colorado in June 1997; Texas not earlier than September 1999).

The Company expects to meet its pre-merger objective of realizing net annual cost savings of $700 million ($800 million of noninterest expenses, less $100 million of revenues) not later than 18 months after the date of the Merger. About 50% of the cost savings are anticipated to be achieved within the first nine months. The full impact of revenue losses due to the Merger is expected to be recognized by the first quarter of 1997, with revenue growth resuming in the first half of 1997. For additional discussion of the Company's plan for branch closures and consolidations and for pro forma information, see Note to Financial Statements.

LINE OF BUSINESS RESULTS

The line of business results show the financial performance of the Company's major business units. The table on pages 14 and 15 presents the third quarter and nine months ended September 30, 1996 and the same periods of 1995. First Interstate results prior to April 1, 1996 are not included and, therefore, the current period is not comparable to prior periods.

The results incorporate estimates of cost allocations, transfers and assignments reflecting management's current understanding of the First Interstate businesses. The cost allocations are based on estimates of the steady state level of expenses. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability from one period to the next.

The Company believes that cash earnings is the most relevant measure of financial performance for shareholders. For this reason, goodwill and nonqualifying core deposit intangible have not been allocated to the business units in this presentation and are reported in "Other."

The following table provides the line of business results (estimated) for the Company's six major business units.



----------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions, average balances in billions)
----------------------------------------------------------------------------------------------------------------------------------
                                                   1996           1995           1996           1995           1996           1995
                                                 ---------------------         ---------------------         ---------------------
                                                                Retail                      Business
                                                          Distribution                       Banking                    Investment
                                                                 Group                         Group                         Group
                                                 ---------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,
Net interest income (1)                          $  243         $  116         $  181         $   95         $  212         $  116
Provision for loan losses (2)                        --             --             18              9              1             --
Noninterest income (3)                              327            152             68             38            133             79
Noninterest expense (3)                             513            239            119             71            178             99
                                                 ------         ------         ------         ------         ------         ------
Income before income tax expense                     57             29            112             53            166             96
Income tax expense (4)                               23             13             46             23             67             40
                                                 ------         ------         ------         ------         ------         ------
    Net income                                   $   34         $   16         $   66         $   30         $   99         $   56
                                                 ------         ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------         ------

Average loans                                    $   --         $   --         $  4.8         $  2.5         $  1.9         $   .5
Average assets                                      2.2            1.0            7.0            3.7            2.6             .8
Average core deposits                              18.8            9.3           12.9            6.4           35.8           18.0
Return on equity (5)                                 12%            14%            32%            32%            50%            52%
Risk-adjusted efficiency ratio (6)                   99%            97%            68%            72%            63%            61%


NINE MONTHS ENDED SEPTEMBER 30,
Net interest income (1)                          $  585         $  347         $  443         $  274         $  524         $  360
Provision for loan losses (2)                        --             --             45             25              3              1
Noninterest income (3)                              812            468            180            104            338            223
Noninterest expense (3)                           1,288            700            308            208            439            322
                                                 ------         ------         ------         ------         ------         ------
Income before income tax expense                    109            115            270            145            420            260
Income tax expense (4)                               45             49            112             61            173            110
                                                 ------         ------         ------         ------         ------         ------
    Net income                                   $   64         $   66         $  158         $   84         $  247         $  150
                                                 ------         ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------         ------

Average loans                                    $   --         $   --         $  4.2         $  2.3         $  1.5         $   .5
Average assets                                      1.8            1.0            5.9            3.4            2.0             .8
Average core deposits                              15.6            9.5           10.7            6.3           30.1           17.9
Return on equity (5)                                 10%            18%            31%            30%            51%            44%
Risk-adjusted efficiency ratio (6)                  101%            94%            70%            74%            62%            66%
----------------------------------------------------------------------------------------------------------------------------------

   (1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
   (2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
   (3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $113 million and $52 million for the quarters ended September 30, 1996 and 1995, respectively, and $274 million and $155 million for the nine months ended September 30, 1996 and 1995, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                         1996     1995     1996     1995     1996     1995      1996       1995       1996     1995
                                         -------------     -------------     -------------      -----------------   ---------------
                                                               Wholesale
                                           Real Estate          Products          Consumer                             Consolidated
                                                 Group             Group           Lending                Other             Company
-----------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,
Net interest income (1)                $   95   $   61   $  232   $  112   $  276   $  166    $   56     $   (3)    $1,295   $  663
Provision for loan losses (2)              11        7       20       11      113       60      (128)       (87)        35       --
Noninterest income (3)                     18       13       85       34       74       59       (62)       (36)       643      339
Noninterest expense (3)                    26       26      115       49      142       75       212        (17)     1,305      542
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------
Income before income tax expense           76       41      182       86       95       90       (90)        65        598      460
Income tax expense (4)                     31       17       75       37       39       38        (4)        31        277      199
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------
    Net income                         $   45   $   24   $  107   $   49   $   56   $   52    $  (86)    $   34     $  321   $  261
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------

Average loans                          $ 10.2   $  6.2   $ 18.0   $  9.3   $ 24.2   $ 11.1    $ 10.2     $  4.5     $ 69.3   $ 34.1
Average assets                           10.9      6.7     22.9     10.5     25.0     11.5      37.8       15.9      108.4     50.1
Average core deposits                      .3       .1     11.5      3.0       .4       .3       2.7        (.5)      82.4     36.6
Return on equity (5)                       18%      15%      24%      25%      15%      28%       --%        --%         9%      30%
Risk-adjusted efficiency ratio (6)         73%      85%      67%      64%      90%      67%       --%        --%        --%      --%

NINE MONTHS ENDED SEPTEMBER 30,
Net interest income (1)                $  266   $  181   $  564   $  323   $  752   $  467    $  137     $   35     $3,271   $1,987
Provision for loan losses (2)              31       21       51       30      287      165      (382)      (242)        35       --
Noninterest income (3)                     57       24      208      110      212      160      (171)      (199)     1,636      890
Noninterest expense (3)                    77       62      285      147      347      225       405        (26)     3,149    1,638
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------

Income before income tax expense          215      122      436      256      330      237       (57)       104      1,723    1,239
Income tax expense (4)                     89       52      180      108      137      101        39         32        775      513
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------
    Net income                         $  126   $   70   $  256   $  148   $  193   $  136    $  (96)    $   72     $  948   $  726
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------
                                       ------   ------   ------   ------   ------   ------    ------     ------     ------   ------

Average loans                          $  9.2   $  6.3   $ 15.3   $  9.0   $ 20.1   $ 10.6    $  8.1     $  5.8     $ 58.4   $ 34.5
Average assets                            9.8      6.8     18.8     10.2     20.7     10.9      29.7       18.2       88.7     51.3
Average core deposits                      .2       .1      8.4      2.9       .4       .2       2.2        (.4)      67.6     36.5
Return on equity (5)                       18%      14%      24%      26%      20%      26%       --%        --%        11%      28%
Risk-adjusted efficiency ratio (6)         72%      84%      68%      63%      78%      70%       --%        --%        --%      --%

-----------------------------------------------------------------------------------------------------------------------------------

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

In the third quarter of 1996, the Retail Distribution Group continued its integration of First Interstate with the consolidation of the two banks' physical distribution networks in California. This consolidation consisted of the closure of 88 traditional Wells Fargo branches and 175 traditional former First Interstate branches and the sale of 61 traditional former First Interstate branches to Home Savings of America. The remaining First Interstate branches in California were converted to Wells Fargo branches, and all remaining California First Interstate retail accounts were converted to Wells Fargo accounts. Average consumer checking core deposits for the third quarter 1996 were $18.8 billion, compared with $9.3 billion in 1995.

The Business Banking Group provides a full range of financial services to small businesses, including credit, deposits, investments, payroll services, retirement programs and credit and debit card services. Business Banking customers include small businesses with annual sales up to $10 million in which the owner of the business is also the principal financial decision maker. Core deposits for the third quarter 1996 averaged $12.9 billion, compared with $6.4 billion in 1995. Loans averaged $4.8 billion, compared with $2.5 billion in 1995.

The Investment Group is responsible for the sales and management of savings and investment products, investment management, fiduciary and brokerage services. This includes the Stagecoach and Overland Express families of mutual funds as well as personal trust, employee benefit trust and agency assets. It also includes product management for market rate accounts, savings deposits, Individual Retirement Accounts (IRAs) and time deposits.

Major third quarter integration activities included the merger of the Stagecoach and Pacifica mutual funds, the merger of personal trust funds and the consolidation of investment management and private banking operations.

Assets under management for the third quarter 1996 were $56.7 billion, compared with $40.4 billion for the same period in 1995. For the third quarter ending 1996, average loans were $1.9 billion and average core deposits were $35.8 billion, compared with average loans of $0.5 billion and average core deposits of $18.0 billion for the same period in 1995.

The Real Estate Group provides a complete line of services supporting the commercial real estate market. Products and services include construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real

Estate Capital Markets Group. Its business includes purchasing distressed loans at a discount, mezzanine financing, acquisition financing, origination of permanent loans for securitization, syndications, commercial real estate loan servicing and real estate pension fund advisory services. The Merger added lending offices in Portland, Houston, San Diego and Phoenix. Integration activities completed in the third quarter included operation and office consolidations. The Real Estate Group's loans averaged $10.2 billion in third quarter 1996, compared with $6.2 billion in 1995.

The Wholesale Products Group serves businesses with annual sales in excess of $5 million and maintains relationships with major corporations throughout the
United States.   The Group is responsible for soliciting and maintaining
credit and noncredit relationships with businesses by offering a variety of products and services, including traditional commercial loans and lines, letters of credit, international trade facilities, foreign exchange services,
cash management and electronic products.   The Group includes the majority
ownership interest in the Wells Fargo HSBC Trade Bank established in October 1995 that provides trade financing, letters of credit and collection services. Middle market commercial banking distribution capability was enhanced through the Merger with the addition of offices in the Pacific Northwest, Southwest and Texas. The Merger also provided additional cash management and electronic products market penetration, especially in the large corporate segment. Integration activities completed in the third quarter were the consolidations of the regional commercial banking offices, cash management service centers and commercial loan service centers. The Wholesale Products Group's loans averaged $18.0 billion in third quarter 1996, compared with $9.3 billion in 1995, and average core deposits were $11.5 billion, compared with $3.0 billion in 1995.

Consumer Lending offers a full array of consumer loan products, including credit cards, auto financing and leases, home equity lines and loans, lines of credit and installment loans. The loan portfolio for third quarter 1996 averaged $24.2 billion, consisting of $5.3 billion in credit cards, $11.7 billion in equity/unsecured loans and $7.2 billion in auto financing. This compares with $3.7 billion in credit cards, $5.4 billion in equity/unsecured loans and $2.0 billion in auto financing in 1995.

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

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended September 30,
                                                   --------------------------------------------------------------------------
                                                                                1996                                     1995
                                                   ---------------------------------        ---------------------------------
                                                                            Interest                                 Interest
                                                   Average       Yields/      income/        Average      Yields/      income/
(in millions)                                      balance        rates      expense         balance       rates      expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                          $   800         5.44%      $   11         $    79        6.32%      $    1
Investment securities:
  At fair value (3):
    U.S. Treasury securities                         2,678         5.92           40             430        6.54            7
    Securities of U.S. government agencies
      and corporations                               7,473         6.32          119           1,008        5.37           14
    Private collateralized mortgage obligations      2,920         6.49           48             964        6.27           15
    Other securities                                   489         6.49            8              68       14.28            2
                                                   -------                     -----         -------                   ------
      Total investment securities at fair value     13,560         6.28          215           2,470        6.07           38
At cost:
  U.S. Treasury securities                              --           --           --           1,203        4.89           15
  Securities of U.S. government agencies
    and corporations                                    --           --           --           4,663        6.04           70
  Private collateralized mortgage obligations           --           --           --           1,205        5.77           17
  Other securities                                      --           --           --             161        7.08            3
                                                   -------                     -----         -------                   ------
    Total investment securities at cost                 --           --           --           7,232        5.83          105
                                                   -------                     -----         -------                   ------
      Total investment securities                   13,560         6.28          215           9,702        5.89          143
Mortgage loans held for sale (3)                        --           --           --             963        7.94           19
Loans:
  Commercial                                        18,848         8.92          422           8,869        9.90          221
  Real estate 1-4 family first mortgage             11,514         7.32          211           4,962        7.50           93
  Other real estate mortgage                        12,614         9.15          290           7,994        9.47          191
  Real estate construction                           2,345        10.97           65           1,184       10.24           31
  Consumer:
    Real estate 1-4 family junior lien mortgage      6,716         9.17          154           3,364        8.58           72
    Credit card                                      5,295        14.84          196           3,738       15.56          145
    Other revolving credit and monthly payment       9,011         9.44          214           2,445       10.73           67
                                                   -------                     -----         -------                   ------
      Total consumer                                21,022        10.71          564           9,547       11.87          284
  Lease financing                                    2,791         8.75           61           1,528        9.28           35
  Foreign                                              140         8.25            3              19          --           --
                                                   -------                     -----         -------                   ------
        Total loans                                 69,274         9.30        1,616          34,103        9.98          855
Other                                                  550         6.25            9              57        5.82            1
                                                   -------                     -----         -------                   ------
          Total earning assets                     $84,184         8.76        1,851         $44,904        9.05        1,019
                                                   -------                     -----         -------                   ------
                                                   -------                                   -------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking (4)                  $ 6,022         1.31           20         $ 4,118        1.00           10
    Market rate and other savings (4)               32,918         2.64          218          14,970        2.66          100
    Savings certificates                            16,496         4.74          197           8,398        5.39          114
    Other time deposits                                381         6.89            7             444        6.99            8
    Deposits in foreign offices                        293         5.08            4           1,464        5.84           22
                                                   -------                     -----         -------                   ------
      Total interest-bearing deposits               56,110         3.15          446          29,394        3.43          254
  Federal funds purchased and securities sold
    under repurchase agreements                      1,217         5.01           15           3,144        5.77           46
  Commercial paper and other short-term
    borrowings                                         361         3.37            3             442        5.65            6
  Senior debt                                        2,607         6.05           40           1,555        6.56           26
  Subordinated debt                                  2,816         6.92           48           1,478        6.47           24
                                                   -------                     -----         -------                   ------
      Total interest-bearing liabilities            63,111         3.48          552          36,013        3.92          356
Portion of noninterest-bearing funding
  sources                                           21,073           --           --           8,891          --           --
                                                   -------                     -----         -------                   ------
        Total funding sources                      $84,184         2.61          552         $44,904        3.15          356
                                                   -------                     -----         -------                   ------
                                                   -------                                   -------
NET INTEREST MARGIN AND NET INTEREST
  INCOME ON A TAXABLE-EQUIVALENT BASIS (5)                         6.15%      $1,299                        5.90%      $  663
                                                                  -----       ------                       -----       ------
                                                                  -----       ------                       -----       ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                            $ 9,877                                   $ 2,673
Goodwill                                             7,439                                       395
Other                                                6,878                                     2,090
                                                   -------                                   -------
        Total noninterest-earning assets           $24,194                                   $ 5,158
                                                   -------                                   -------
                                                   -------                                   -------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                           $26,942                                   $ 9,132
Other liabilities                                    3,551                                     1,124
Preferred stockholders' equity                         854                                       489
Common stockholders' equity                         13,920                                     3,304
Noninterest-bearing funding sources
  used to fund earning assets                      (21,073)                                   (8,891)
                                                   -------                                   -------
        Net noninterest-bearing funding sources    $24,194                                   $ 5,158
                                                   -------                                   -------
                                                   -------                                   -------

TOTAL ASSETS                                      $108,378                                   $50,062
                                                   -------                                   -------
                                                   -------                                   -------
-----------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.25% and 8.77% for the quarters ended September 30, 1996 and 1995, respectively, and 8.28% and 8.86% for the nine months ended September 30, 1996 and 1995, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.59% and 5.89% for the quarters ended September 30, 1996 and 1995, respectively, and 5.51% and 6.10% for the nine months ended September 30, 1996 and 1995, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $13,651 million and $2,482 million for the quarters ended September 30, 1996 and 1995, respectively, and $12,431 million and $2,617 million for the nine months ended September 30, 1996 and 1995, respectively. The average amortized cost balances for mortgage loans held for sale totaled $963 million and $1,300 million for the quarter and nine months ended September 30, 1995, respectively.
(4) Due to the limited transaction activity on existing NOW (negotiable order of withdrawal) account customers, $3.4 billion of interest-bearing checking deposits at December 31, 1995 was reclassified to market rate and other savings.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

                                                                                              Nine months ended September 30,
                                                   --------------------------------------------------------------------------
                                                                                1996                                     1995
                                                   ---------------------------------         --------------------------------
                                                                            Interest                                 Interest
                                                   Average       Yields/      Income/        Average      Yields /     Income/
                                                   balance        rates      expense         balance       rates      expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                          $   505         5.43%       $  21         $    64        6.09%      $    3
Investment securities:
  At fair value (3):
    U.S. Treasury securities                         2,405         5.67          102             414        6.64           20
    Securities of U.S. government agencies
      and corporations                               6,968         6.13          322           1,072        5.52           46
    Private collateralized mortgage obligations      2,552         6.28          122           1,003        6.35           50
    Other securities                                   460         6.84           22              65       14.42            5
                                                   -------                     -----         -------                   ------
      Total investment securities at fair value     12,385         6.09          568           2,554        6.17          121
At cost:
  U.S. Treasury securities                              --           --           --           1,438        4.86           52
  Securities of U.S. government agencies
    and corporations                                    --           --           --           4,962        6.04          225
  Private collateralized mortgage obligations           --           --           --           1,246        5.85           55
  Other securities                                      --           --           --             160        6.86            8
                                                   -------                     -----         -------                  ------
    Total investment securities at cost                 --           --           --           7,806        5.81          340
                                                   -------                     -----         -------                  ------
      Total investment securities                   12,385         6.09          568          10,360        5.90          461
Mortgage loans held for sale (3)                        --           --           --           1,286        7.46           73
Loans:
  Commercial                                        15,883         9.05        1,077           8,455        9.89          626
  Real estate 1-4 family first mortgage              9,287         7.43          518           6,341        7.32          348
  Other real estate mortgage                        11,277         9.23          778           8,058        9.52          574
  Real estate construction                           2,020        10.40          157           1,092       10.20           83
  Consumer:
    Real estate 1-4 family junior lien mortgage      5,617         8.95          377           3,347        8.59          216
    Credit card                                      4,805        14.95          539           3,435       15.64          403
    Other revolving credit and monthly payment       6,929         9.62          499           2,356       10.58          186
                                                   -------                     -----         -------                   ------
      Total consumer                                17,351        10.88        1,415           9,138       11.75          805
  Lease financing                                    2,430         8.87          162           1,429        9.22           99
  Foreign                                              136         6.11            6              25        7.58            1
                                                   -------                     -----         -------                   ------
        Total loans                                 58,384         9.40        4,113          34,538        9.80        2,536
Other                                                  339         6.39           16              59        5.57            2
                                                   -------                     -----         -------                   ------
          Total earning assets                     $71,613         8.79        4,718         $46,307        8.85        3,075
                                                   -------                     -----         -------                   ------
                                                   -------                                   -------
FUNDING SOURCES
Interest-bearing liabilities:
  Deposits:
    Interest-bearing checking (4)                  $ 4,651         1.26           44         $ 4,230        1.00           32
    Market rate and other savings (4)               27,962         2.63          550          15,417        2.59          298
    Savings certificates                            13,979         4.88          511           7,901        5.20          307
    Other time deposits                                402         6.59           20             415        5.78           18
    Deposits in foreign offices                        373         5.26           15           2,142        5.93           95
                                                   -------                     -----         -------                   ------
      Total interest-bearing deposits               47,367         3.21        1,140          30,105        3.33          750
  Federal funds purchased and securities sold
    under repurchase agreements                      1,861         5.20           72           3,649        5.88          160
  Commercial paper and other short-term
    borrowings                                         354         4.32           11             582        5.85           26
  Senior debt                                        2,204         6.11          101           1,568        6.78           80
  Subordinated debt                                  2,222         6.94          116           1,477        6.53           72
                                                   -------                     -----         -------                   ------
      Total interest-bearing liabilities            54,008         3.56        1,440          37,381        3.89        1,088
Portion of noninterest-bearing funding
  sources                                           17,605           --           --           8,926          --           --
                                                   -------                     -----         -------                   ------
        Total funding sources                      $71,613         2.68        1,440         $46,307        3.13        1,088
                                                   -------                     -----         -------                   ------
                                                   -------                                   -------
NET INTEREST MARGIN AND NET INTEREST
  INCOME ON A TAXABLE-EQUIVALENT BASIS (5)                         6.11%     $ 3,278                       5.72%      $ 1,987
                                                                  -----      -------                       -----      -------
                                                                  -----      -------                       -----      -------
NONINTEREST-EARNING ASSETS
Cash and due from banks                            $ 7,116                                   $ 2,621
Goodwill                                             5,027                                       403
Other                                                4,963                                     1,975
                                                   -------                                   -------
        Total noninterest-earning assets           $17,106                                   $ 4,999
                                                   -------                                   -------
                                                   -------                                   -------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                           $20,980                                   $ 8,967
Other liabilities                                    2,418                                     1,140
Preferred stockholders' equity                         728                                       489
Common stockholders' equity                         10,585                                     3,329
Noninterest-bearing funding sources
  used to fund earning assets                      (17,605)                                   (8,926)
                                                   -------                                   -------
        Net noninterest-bearing funding sources    $17,106                                   $ 4,999
                                                   -------                                   -------
                                                   -------                                   -------

TOTAL ASSETS                                       $88,719                                   $51,306
                                                   -------                                   -------
                                                   -------                                   -------
-----------------------------------------------------------------------------------------------------------------------------

Net interest income on a taxable-equivalent basis was $1,299 million in the third quarter of 1996, compared with $663 million in the third quarter of 1995. The Company's net interest margin was 6.15% in the third quarter of 1996, compared with 5.90% in the third quarter of 1995 and 6.03% in the second quarter of 1996. Net interest income on a taxable-equivalent basis was $3,278 million in the first nine months of 1996, compared with $1,987 million in the first nine months of 1995. The Company's net interest margin was 6.11% in the first nine months of 1996, compared with 5.72% in the first nine months of 1995.

Interest income included hedging income of $24 million in the third quarter of 1996, compared with $1 million in the third quarter of 1995. Interest expense included hedging income of $5 million in the third quarter of 1995.

Loans averaged $69.3 billion in the third quarter of 1996, compared with $34.1 billion in the third quarter of 1995, and $58.4 billion in the first nine months of 1996, compared with $34.5 billion in the first nine months of 1995. This increase primarily reflects the acquisition of the First Interstate portfolio.

Investment securities averaged $13.6 billion during the third quarter of 1996, compared with $9.7 billion in the third quarter of 1995, and $12.4 billion in the first nine months of 1996, compared with $10.4 billion in the first nine months of 1995. This increase reflects the acquisition of the First Interstate portfolio.

Average core deposits were $82.4 billion and $36.6 billion in the third quarter of 1996 and 1995, respectively, and funded 76% and 73% of the Company's average total assets in the same quarter of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, average core deposits were $67.6 billion and $36.5 billion, respectively, and funded 76% and 71% of the Company's average total assets in the same period of 1996 and 1995, respectively.

NONINTEREST INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                               Quarter                                  Nine months
                                                   ended September 30,             %             ended September 30,             %
                                                   -------------------                          -------------------
(in millions)                                      1996           1995        Change            1996           1995         Change
----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts              $  254       $    121            110%      $    634         $  357             78%
  Fees and commissions:
  Debit and credit card merchant fees                33             17             94             85             48             77
  Credit card membership and other credit
    card fees                                        30             27             11             83             68             22
  Charges and fees on loans                          32             13            146             81             36            125
  Shared ATM network fees                            28             13            115             67             38             76
  Mutual fund and annuity sales fees                 17              7            143             44             25             76
  All other                                          65             35             86            174            101             72
                                                 ------       --------                      --------         ------
    Total fees and commissions                      205            112             83            534            316             69
Trust and investment services income:
  Asset management and custody fees                  59             33             79            154             96             60
  Mutual fund management fees                        34             19             79             89             51             75
  All other                                          11             11             --             24             29            (17)
                                                 ------       --------                      --------         ------
    Total trust and investment services income      104             63             65            267            176             52
Investment securities gains (losses)                 --             --             --              2            (15)            --
Income from equity investments accounted
  for by the:
  Cost method                                        37              9            311             92             41            124
  Equity method                                       3             11            (73)            13             31            (58)
Check printing charges                               15              9             67             39             29             34
Gains (losses) on sales of loans                      6             19            (68)            11            (46)            --
Gains (losses) from dispositions of operations       (1)           (13)            92              5            (22)            --
Losses on dispositions of premises and equipment     (8)            (3)          (167)           (25)           (11)          (127)
All other                                            28             11            155             64             34             88
                                                 ------       --------                      --------         ------
  Total                                          $  643       $    339             90%      $  1,636         $  890             84%
                                                 ------       --------          -----       --------         ------          -----
                                                 ------       --------          -----       --------         ------          -----
----------------------------------------------------------------------------------------------------------------------------------



The overall increase in noninterest income reflected the impact of the Merger.

"All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $21 million and $15 million for the third quarter of 1996 and 1995, respectively, and $58 million and $40 million for the first nine months of 1996 and 1995, respectively. The related amortization expense was $16 million and $11 million for the third quarter of 1996 and 1995, respectively, and $43 million and $28 million for the first nine months of 1996 and 1995, respectively. The balance of purchased mortgage servicing rights was $246 million and $156 million at September 30, 1996 and 1995, respectively. The purchased mortgage loan servicing portfolio totaled $21 billion at September 30, 1996, compared with $13 billion at September 30, 1995.

A major portion of the increase in trust and investment services income for the third quarter and first nine months of 1996 was due to greater mutual fund management fees, reflecting the overall growth in the fund families' net assets, including the Pacifica funds previously managed by First Interstate. In September 1996, the Pacifica funds, totaling $5.3 billion, were merged into the Stagecoach family of mutual funds. The Company managed 28 of the Stagecoach family of mutual funds consisting of $13.7 billion of assets at September 30, 1996, compared with 27 funds consisting of $8.7 billion of assets at September 30, 1995. Of the newly merged Pacifica funds, $2.4 billion became the Stagecoach institutional funds, while the remaining $2.9 billion merged into the Stagecoach retail funds. The Company also manages the Overland Express family of 14 mutual funds, which had $4.7 billion of assets under management at September 30, 1996, compared with $3.3 billion at September 30, 1995, and is sold through brokers around the country. In addition to managing Stagecoach and Overland Express Funds, the Company also managed or maintained personal trust, corporate trust, employee benefit trust and agency assets of approximately
$299 billion (including $245 billion from First Interstate) and $53 billion at September 30, 1996 and 1995, respectively.

The Masterworks division along with the Company's joint venture interest in Wells Fargo Nikko Investment Advisors were sold at year-end 1995, resulting in a reduction of $.5 billion of the retail funds and the entire $1.8 billion in institutional funds.

At December 31, 1995, the Company had a liability of $83 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with scheduled branch dispositions. Of this amount, $13 million represented a third quarter 1995 accrual for the closure of 21 branches, of which 19 were closed in March 1996. The remaining amount consisted of a fourth quarter 1995 accrual for the disposition of 120 branches, of which 88 branches were closed in the third quarter of 1996. In October 1996, the Company entered into definitive agreements with several institutions to sell 12 traditional branches of Wells Fargo located in California. The sales, which had been included in the fourth quarter 1995 accrual, are expected to close in the first quarter of 1997. The remaining 20 branch dispositions are expected to be completed by the first quarter of 1997. The liability at September 30, 1996 associated with branch dispositions not acquired as a result of the Merger was $8 million. Additional expense accruals are expected to be made in the fourth quarter of 1996 or the first quarter of 1997 for additional Wells Fargo branch dispositions that are yet to be identified as the Company continues to open more supermarket branches and banking centers. At September 30, 1996, the Company had 1,847 retail outlets, comprised of 1,266 traditional branches, 223 supermarket branches and 358 banking centers, in 13 western states, including three traditional branches each in Wyoming, Montana and Alaska. In August 1996, the Company and Safeway Inc. signed an agreement in principle that would allow the Company to open as many as 450 new retail outlets (banking centers and branches) in Safeway stores in the western United States.

For the first half of 1995, gains and losses on sales of loans included an estimated $83 million write-down to the lower of cost or estimated market due to the reclassification of certain types of products within the real estate 1-4 family first mortgage loan portfolio to mortgage loans held for sale. This write-down was partially offset by gains on sales of two loans, resulting from the assumption of the borrowers' loans by third parties.

NONINTEREST EXPENSE

----------------------------------------------------------------------------------------------------------------------------------
                                                               Quarter                                  Nine months
                                                   ended September 30,              %            ended September 30,             %
                                                   -------------------                          -------------------
(in millions)                                      1996           1995         Change           1996           1995         Change
----------------------------------------------------------------------------------------------------------------------------------
Salaries                                         $  378         $  176            115%        $  960         $  526             83%
Incentive compensation                               53             33             61            146             92             59
Employee benefits                                   105             46            128            261            147             78
Equipment                                           103             47            119            269            139             94
Net occupancy                                        96             54             78            257            159             62
Contract services                                    88             40            120            196            104             88
Goodwill                                             81              9            800            170             26            554
Core deposit intangible:
  Nonqualifying (1)                                  69             --             --            142             --             --
  Qualifying                                          9             10            (10)            28             32            (13)
Telecommunications                                   42             16            163             85             43             98
Outside professional services                        32             11            191             76             31            145
Operating losses                                     31             13            138             72             39             85
Postage                                              27             13            108             68             39             74
Advertising and promotion                            32             18             78             66             49             35
Stationery and supplies                              18              9            100             49             27             81
Travel and entertainment                             23              9            156             48             26             85
Security                                             16              5            220             38             15            153
Outside data processing                              17              3            467             36              8            350
Federal deposit insurance                            24             --             --             28             47            (40)
Check printing                                       11              6             83             27             19             42
Escrow and collection agency fees                     9              3            200             22             11            100
Foreclosed assets                                     2              4            (50)             5              2            150
All other                                            39             17            129            100             57             75
                                                 ------         ------                        ------         ------
  Total                                          $1,305         $  542            141%        $3,149         $1,638             92%
                                                 ------         ------           ----         ------         ------            ---
                                                 ------         ------           ----         ------         ------            ---
----------------------------------------------------------------------------------------------------------------------------------

(1) Amortization of core deposit intangibles acquired after February 1992 that are subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

In addition to the effect of combining operations of First Interstate with the Company, a major portion of the overall increase in noninterest expense reflected merger-related expenses, including intangible amortization, severance, advertising and higher expenses for contract and outside professional services.

Salaries, incentive compensation and employee benefits expense increased $281 million and $602 million from the third quarter and first nine months of 1995, respectively, substantially due to higher staff levels after the consummation of the Merger. Salaries and employee benefits expense for the third and second quarters of 1996 included merger-related severance expense of $10 million and $27 million, respectively. Additional severance expense may be incurred in future quarters as the Company continues the integration process. The Company's active full-time equivalent (FTE) staff, including hourly employees, was approximately 38,859 at September 30, 1996, compared with approximately 19,196 at September 30, 1995. The Company currently expects to have less than 35,000 active FTE by the third quarter of 1997.

Excluding the effects of the Merger, increases in equipment expense in the third quarter and first nine months of 1996 compared with the same periods in 1995 were primarily due to a higher level of spending on software and technology for product development and increased depreciation expense on equipment related to business initiatives and system upgrades.

Goodwill and CDI amortization resulting from the Merger were $72 million and $69 million for the quarter ended September 30, 1996, respectively. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1997, 1998 and 1999 is expected to be $241 million, $211 million and $186 million, respectively. The related impact on income tax expense is expected to be a benefit of $99 million, $86 million and $76 million in 1997, 1998 and 1999, respectively.

The increase in federal deposit insurance for the third quarter of 1996, compared with the same period of 1995, was due to the passage of the Deposit Insurance Funds Act of 1996 (DIFA). DIFA was enacted, in part, to increase the Federal Deposit Insurance Corporation Savings Association Insurance Fund reserve ratio to 1.25% and levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. The Company acquired thrift deposits through the Merger. Accordingly, $22 million was accrued in the third quarter 1996 based on the March 31, 1995 thrift deposit base of First Interstate.

INCOME TAXES

The Company's effective tax rate was 46% and 45% for the third quarter and first nine months of 1996, respectively, compared with 43% and 41% for the same periods of 1995, respectively. The increase in the effective tax rate for the third quarter and first nine months of 1996 was due to increased goodwill amortization related to the Merger, which is not tax deductible. The increase in the effective tax rate for the first nine months of 1996 was also due to a $22 million reduction of income tax expense in 1995 related to the settlement with the Internal Revenue Service of certain audit issues pertaining to auto leases for the years 1987 through 1992.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended September 30, 1996:

-----------------------------------------------------------------------------------------------
                                                                                  Quarter ended
(in millions)                                                                September 30, 1996
-----------------------------------------------------------------------------------------------
                                                                    Amortization
                                                         -----------------------
                                                                   Nonqualifying
                                          Reported                  core deposit         "Cash"
                                          earnings       Goodwill     intangible       earnings
-----------------------------------------------------------------------------------------------

Income before income tax expense            $  598          $  81          $  69         $  748
  Income tax expense                          (277)            --            (28)          (305)
                                            ------          -----          -----         ------
Net income                                     321             81             41            443
  Preferred dividends                          (19)            --             --            (19)
                                            ------          -----          -----         ------

Net income applicable to common stock       $  302          $  81          $  41         $  424
                                            ------          -----          -----         ------
                                            ------          -----          -----         ------
Per common share                            $ 3.23          $ .86          $ .43         $ 4.52
                                            ------          -----          -----         ------
                                            ------          -----          -----         ------
-----------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended September 30, 1996 were calculated as follows:


---------------------------------------------------------------------------------------------------------
                                                                                            Quarter ended
(in millions)                                                                          September 30, 1996
---------------------------------------------------------------------------------------------------------

                         ROA:             A*/ (C-E) =        1.77%
                         ROE:             B*/ (D-E) =       31.91%
                         Efficiency:      (F-G) / H =        59.6%

Net income                                                                                  $     443 (A)
Net income applicable to common stock                                                             424 (B)
Average total assets                                                                          108,378 (C)
Average common stockholders' equity                                                            13,920 (D)
Average goodwill ($7,439) and after-tax nonqualifying core deposit intangible ($1,196)          8,635 (E)
Noninterest expense                                                                             1,305 (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                       150 (G)
Net interest income plus noninterest income                                                     1,938 (H)
---------------------------------------------------------------------------------------------------------

* Annualized

                            BALANCE SHEET ANALYSIS
                            INVESTMENT SECURITIES

----------------------------------------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,              December 31,             September 30,
                                                                          1996                      1995                      1995
                                                         ---------------------    ----------------------     ---------------------
                                                                     ESTIMATED                 Estimated                 Estimated
                                                                          FAIR                      fair                      fair
(in millions)                                                COST        VALUE         Cost        value         Cost        value
----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                               $  2,607     $  2,611     $  1,347     $  1,357     $    423     $    430
  Securities of U.S. government
    agencies and corporations (1)                           7,306        7,264        5,218        5,223        1,032        1,010
  Private collateralized mortgage obligations (2)           3,108        3,084        2,121        2,122          981          963
  Other                                                       403          408          169          181           25           36
                                                         --------     --------     --------     --------     --------     --------
      Total debt securities                                13,424       13,367        8,855        8,883        2,461        2,439
  Marketable equity securities                                 36           66           18           37           17           37
                                                         --------     --------     --------     --------     --------     --------
      Total                                              $ 13,460     $ 13,433     $  8,873     $  8,920     $  2,478     $  2,476
                                                         --------     --------     --------     --------     --------     --------
                                                         --------     --------     --------     --------     --------     --------
HELD-TO-MATURITY SECURITIES
AT COST:
  U.S. Treasury securities                               $     --     $     --     $     --     $     --     $  1,073     $  1,064
  Securities of U.S. government
    agencies and corporations (1)                              --           --           --           --        4,535        4,503
  Private collateralized mortgage obligations (2)              --           --           --           --        1,189        1,172
  Other                                                        --           --           --           --          163          164
                                                         --------     --------     --------     --------     --------     --------
      Total debt securities                              $     --     $     --     $     --     $     --     $  6,960     $  6,903
                                                         --------     --------     --------     --------     --------     --------
                                                         --------     --------     --------     --------     --------     --------
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

The available-for-sale portfolio includes both debt and marketable equity securities. At September 30, 1996, the available-for-sale securities portfolio had an unrealized net loss of $27 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross losses of $107 million and unrealized gross gains of $80 million. At December 31, 1995, the available-for-sale securities portfolio had an unrealized net gain of $47 million, comprised of unrealized gross gains of $88 million and unrealized gross losses of $41 million. At September 30, 1995, the available-for-sale securities portfolio had an unrealized net loss of $2 million, comprised of unrealized gross losses of $45 million and unrealized gross gains of $43 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At Sepember 30, 1996, the valuation allowance amounted to an unrealized net loss of $16 million, compared with an unrealized net gain of $26 million at December 31, 1995 and an unrealized net loss of $1 million at September 30, 1995.

At September 30, 1995, the held-to-maturity securities portfolio had an estimated unrealized net loss of $57 million (which reflected estimated unrealized gross gains of $25 million).

The unrealized net loss in the available-for-sale portfolio at September 30, 1996 was predominantly due to investments in mortgage-backed securities. This unrealized net loss reflected current interest rates that were higher than those at the time the investments were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

During the first nine months of 1996, realized gross gains and losses resulting from the sale of available-for-sale securities were $5 million and $2 million, respectively.

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

----------------------------------------------------------------------------------------------------------------------
                                                                                                    September 30, 1996
                                       -------------------------------------------------------------------------------
                                                                                 Expected remaining principal maturity
                                       -------------------------------------------------------------------------------
                                                                  Weighted
                                                                   average
                                                                  expected                              After one year
                                                  Weighted        remaining     One year or less    through five years
                                          Total    average         maturity     ----------------    ------------------
(in millions)                            amount      yield    (in yrs.-mos.)     Amount    Yield      Amount     Yield
----------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                $ 2,607       6.00%            1-10     $   970     5.80%    $  1,631     6.12%
Securities of U.S. government
  agencies and corporations               7,306       6.49              2-4       2,509     5.95        4,061     6.60
Private collateralized mortgage
  obligations                             3,108       6.65              2-2         945     6.42        2,089     6.66
Other                                       403       7.23              2-2         122     6.45          261     6.82
                                       --------                                 -------              --------

TOTAL COST OF DEBT SECURITIES          $ 13,424       6.46%             2-3     $ 4,546     6.03%    $  8,042     6.53%
                                       --------       ----             ----     -------     ----     --------     ----
                                       --------       ----             ----     -------     ----     --------     ----

ESTIMATED FAIR VALUE                   $ 13,367                                 $ 4,527              $  8,005
                                       --------                                 -------              --------
                                       --------                                 -------              --------
----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                                                                   September 30, 1996
                                           ------------------------------------------
                                                Expected remaining principal maturity
                                           ------------------------------------------
                                             After five years
                                            through ten years         After ten years
                                           ------------------        ----------------
(in millions)                              Amount       Yield        Amount     Yield
-------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1)
U.S. Treasury securities                   $    6        6.32%      $    --        --%
Securities of U.S. government
  agencies and corporations                   657        7.76            79      7.50
Private collateralized mortgage
  obligations                                  64        7.37            10     22.06
Other                                          18       18.53             2      6.37
                                           ------                   -------

TOTAL COST OF DEBT SECURITIES              $  745        7.98%      $    91      9.08%
                                           ------       -----       -------     -----
                                           ------       -----       -------     -----

ESTIMATED FAIR VALUE                       $  743                   $    92
                                           ------                   -------
                                           ------                   -------
-------------------------------------------------------------------------------------

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.

The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 3 months at September 30, 1996, compared with 2 years and 2 months at June 30, 1996 and 2 years and 1 month at December 31, 1995. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At September 30, 1996, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $10,348 million, or 77%, of the Company's investment securities portfolio at September 30, 1996. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $10,348 million to $9,872 million and the expected remaining maturity of these securities would increase from 2 years and 3 months to 2 years and 7 months.

LOAN PORTFOLIO

------------------------------------------------------------------------------------------------------------------
                                                                                                          % Change
                                                                                           September 30, 1996 from
                                                                                           -----------------------
                                              SEPT. 30,       Dec. 31,      Sept. 30,      Dec. 31,      Sept. 30,
(in millions)                                      1996           1995           1995          1995           1995
------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                             $  20,064    $     9,750    $     9,247           106%           117%
Real estate 1-4 family first mortgage (3)        10,754          4,448          4,496           142            139
Other real estate mortgage (4)                   12,462          8,263          7,943            51             57
Real estate construction                          2,331          1,366          1,283            71             82
Consumer:
  Real estate 1-4 family junior lien mortgage     6,406          3,358          3,365            91             90
  Credit card                                     5,292          4,001          3,852            32             37
  Other revolving credit and monthly payment      8,846          2,576          2,479           243            257
                                              ---------    -----------    -----------
    Total consumer                               20,544          9,935          9,696           107            112
Lease financing                                   2,891          1,789          1,610            62             80
Foreign                                             187             31             23           503            713
                                              ---------    -----------    -----------
    Total loans (net of unearned income,
      including net deferred loan fees,
      of $561, $463 and $431)                 $  69,233    $    35,582    $    34,298            95%           102%
                                              ---------    -----------    -----------          ----           ----
                                              ---------    -----------    -----------          ----           ----
------------------------------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $990 million, $700 million and $455 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,441 million, $1,029 million and $931 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(3) Excludes mortgage loans held for sale at September 30, 1995 of $510 million, net of an estimated $13 million write-down to the lower of cost or estimated market.
(4) Includes agricultural loans that are secured by real estate of $349 million, $250 million and $247 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

The table below presents comparative period-end commercial real estate loans.


------------------------------------------------------------------------------------------------------------------
                                                                                                          % Change
                                                                                           September 30, 1996 from
                                                                                           -----------------------
                                              SEPT. 30,      Dec. 31,       Sept. 30,      Dec. 31,      Sept. 30,
(in millions)                                      1996          1995            1995          1995           1995
------------------------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)           $       990    $       700    $       455            41%           118%
Other real estate mortgage                       12,462          8,263          7,943            51             57
Real estate construction                          2,331          1,366          1,283            71             82
                                            -----------    -----------    -----------
  Total                                     $    15,783    $    10,329    $     9,681            53%            63%
                                            -----------    -----------    -----------           ---            ---
                                            -----------    -----------    -----------           ---            ---
Nonaccrual loans                            $       412    $       371    $       413            11%            --%
                                            -----------    -----------    -----------           ---            ---
                                            -----------    -----------    -----------           ---            ---
Nonaccrual loans as a % of total                    2.6%           3.6%           4.3%
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
------------------------------------------------------------------------------------------------------------------

(1) Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

----------------------------------------------------------------------------------------------------
                                                             SEPT. 30,       Dec. 31,      Sept. 30,
(in millions)                                                     1996           1995           1995
----------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (2)(3)                                        $       216    $       112    $       128
  Real estate 1-4 family first mortgage                             77             64             56
  Other real estate mortgage (4)                                   370            307            335
  Real estate construction                                          28             46             55
  Consumer:
    Real estate 1-4 family junior lien mortgage                     21              8             11
    Other revolving credit and monthly payment                       2              1              1
  Lease financing                                                    3             --             --
                                                           -----------    -----------    -----------
      Total nonaccrual loans (5)                                   717            538            586
Restructured loans (6)                                              11             14             14
                                                           -----------    -----------    -----------
Nonaccrual and restructured loans                                  728            552            600
As a percentage of total loans (7)                                 1.1%           1.6%           1.8%
                                                           -----------    -----------    -----------
Foreclosed assets                                                  227            186            214
Real estate investments (8)                                          6             12             13
                                                           -----------    -----------    -----------
Total nonaccrual and restructured loans
  and other assets                                         $       961    $       750    $       827
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
----------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of $14 million, $18 million and $23 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(3) Includes agricultural loans of $15 million, $6 million and $7 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(4) Includes agricultural loans secured by real estate of $5 million or less for all periods presented.
(5) Of the total nonaccrual loans, $530 million, $408 million and $468 million at September 30, 1996, December 31, 1995 and September 30,
     1995, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $50 million, $50 million and none at September 30, 1996, December 31, 1995 and September 30, 1995, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $50 million, $50 million and none were considered impaired under FAS
     114 at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(7)  Total loans exclude mortgage loans held for sale at September
     30, 1995.
(8) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $128 million, $95 million and $116 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

The table below summarizes the changes in total nonaccrual loans.

-------------------------------------------------------------------------------
                                                       SEPT. 30,      Sept. 30,
(in millions)                                               1996           1995
-------------------------------------------------------------------------------
Balance, beginning of quarter                        $       731    $       631
New loans placed on nonaccrual                               156            108
Loans sold                                                    --            (13)
Charge-offs                                                  (43)           (27)
Payments                                                     (54)           (70)
Transfers to foreclosed assets                               (36)           (29)
Loans returned to accrual                                    (37)           (14)
                                                     -----------    -----------
Balance, end of quarter                              $       717    $       586
                                                     -----------    -----------
                                                     -----------    -----------
-------------------------------------------------------------------------------

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

The average recorded investment in impaired loans was $562 million and $542 million during the third quarter and first nine months of 1996, respectively, and $493 million and $475 million during the third quarter and first nine months of 1995, respectively. Total interest income recognized on impaired loans was $5 million and $14 million during the third quarter and first nine months of 1996, respectively, and $5 million and $13 million during the third quarter and first nine months of 1995, respectively. The interest income for all periods was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category at September 30, 1996, December 31, 1995 and September 30, 1995:

--------------------------------------------------------------------------------
                                         SEPT. 30,       Dec. 31,      Sept. 30,
(in millions)                                 1996           1995           1995
--------------------------------------------------------------------------------
Commercial                             $       160    $        77    $        97
Real estate 1-4 family first mortgage            5              2              2
Other real estate mortgage (1)                 386            330            315
Real estate construction                        28             46             53
Other                                            1              3              1
                                       -----------    -----------    -----------

   Total (2)                           $       580    $       458    $       468
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

Impairment measurement based on:
   Collateral value method             $       427    $       374    $       359
   Discounted cash flow method                 126             66             93
   Historical loss factors                      27             18             16
                                       -----------    -----------    -----------
                                       $       580    $       458    $       468
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------
--------------------------------------------------------------------------------

(1) Includes accruing loans of $50 million, $50 million and none purchased at a steep discount at September 30, 1996, December 31, 1995 and September 30, 1995, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $33 million, $22 million and $31 million of impaired loans with a related FAS 114 allowance of $4 million, $3 million and $5 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

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

The table below summarizes the changes in foreclosed assets.

----------------------------------------------------------------------------
                                                      SEPT. 30,    Sept. 30,
(in millions)                                              1996         1995
----------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                           $   238      $   224
Additions                                                    35           30
Sales                                                       (42)         (32)
Charge-offs                                                  (3)          (3)
Write-downs                                                  (1)          (5)
                                                        -------      -------
BALANCE, END OF QUARTER                                 $   227      $   214
                                                        -------      -------
                                                        -------      -------
----------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                                SEPT. 30,   Dec. 31,  Sept. 30,
(in millions)                                        1996       1995       1995
-------------------------------------------------------------------------------
Commercial                                         $   78     $   12     $   15
Real estate 1-4 family first mortgage                  45          8          7
Other real estate mortgage                             48         24         29
Real estate construction                                4         --          4
Consumer:
   Real estate 1-4 family junior lien mortgage         23          4          4
   Credit card                                        111         95         75
   Other revolving credit and monthly payment          11          1          1
                                                   ------     ------     ------
      Total consumer                                  145        100         80
                                                   ------     ------     ------
   Total                                           $  320     $  144     $  135
                                                   ------     ------     ------
                                                   ------     ------     ------
-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
                                                                       Quarter ended              Nine months ended
                                                           --------------------------      ------------------------
                                                             SEPT. 30,      Sept. 30,      SEPT. 30,      Sept. 30,
(in millions)                                                     1996           1995           1996           1995
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                               $     2,273    $     1,947    $     1,794    $     2,082

Allowance of First Interstate                                       --             --            770             --

Provision for loan losses                                           35             --             35             --

Loan charge-offs:
   Commercial (1)                                                  (30)           (15)           (91)           (32)
   Real estate 1-4 family first mortgage                            (4)            (4)           (13)           (10)
   Other real estate mortgage                                      (13)           (15)           (29)           (49)
   Real estate construction                                         (5)            (1)            (9)            (5)
   Consumer:
      Real estate 1-4 family junior lien mortgage                   (7)            (5)           (24)           (12)
      Credit card                                                 (105)           (55)          (292)          (138)
      Other revolving credit and monthly payment                   (52)           (15)          (124)           (38)
                                                           -----------    -----------    -----------    -----------

         Total consumer                                           (164)           (75)          (440)          (188)
   Lease financing                                                  (7)            (4)           (21)           (11)
                                                           -----------    -----------    -----------    -----------
         Total loan charge-offs                                   (223)          (114)          (603)          (295)
                                                           -----------    -----------    -----------    -----------

Loan recoveries:
Commercial (2)                                                      16             17             30             31
   Real estate 1-4 family first mortgage                             1              1              6              3
   Other real estate mortgage                                        9              7             32             20
   Real estate construction                                          2             --              6              1
   Consumer:
      Real estate 1-4 family junior lien mortgage                    2              1              7              3
      Credit card                                                   10              3             26              9
      Other revolving credit and monthly payment                    10              4             28              9
                                                           -----------    -----------    -----------    -----------
         Total consumer                                             22              8             61             21
   Lease financing                                                   2              6              6              9
                                                           -----------    -----------    -----------    -----------
            Total loan recoveries                                   52             39            141             85
                                                           -----------    -----------    -----------    -----------
                Total net loan charge-offs                        (171)           (75)          (462)          (210)
                                                           -----------    -----------    -----------    -----------

BALANCE, END OF PERIOD                                     $     2,137    $     1,872    $     2,137    $     1,872
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------
Total net loan charge-offs as a percentage
   of average loans (annualized) (3)                               .98%           .86%          1.05%           .81%
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

Allowance as a percentage of total loans (3)                      3.09%          5.46%          3.09%          5.46%
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------
-------------------------------------------------------------------------------------------------------------------

(1) There were no charge-offs of loans (primarily unsecured) to real estate developers and REITs for the quarters ended September 30, 1996 and 1995, respectively, and $1 million and none for the nine months ended September 30, 1996 and 1995, respectively.
(2) Includes recoveries from loans (primarily unsecured) to real estate developers and REITs of $7 million and $1 million for the quarters ended September 30, 1996 and 1995, respectively, and $8 million and $3 million for the nine months ended September 30, 1996 and 1995, respectively.
(3) Average and total loans exclude first mortgage loans held for sale at September 30, 1995.

          The table below presents net charge-offs by loan category.


-------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter ended                           Nine Months Ended
                                          -----------------------------------------     ---------------------------------------
                                          SEPTEMBER 30, 1996     September 30, 1995     SEPTEMBER 30, 1996   September 30, 1995
                                          ------------------     ------------------     ------------------   ------------------
                                                        % OF                   % of                   % OF                 % of
                                                     AVERAGE                average                AVERAGE              average
(in millions)                              AMOUNT    LOANS(1)    Amount     loans(1)    AMOUNT    LOANS(1)    Amount    loans(1)
-------------------------------------------------------------------------------------------------------------------------------
Commercial                                  $   14       .28%     $   (2)      (.06)%   $   61         .50%   $    1        .01%
Real estate 1-4 family first mortgage            3       .09           3        .21          7         .10         7        .14
Other real estate mortgage                       4       .12           8        .41         (3)       (.04)       29        .49
Real estate construction                         3       .46           1        .28          3         .20         4        .48
Consumer:
     Real estate 1-4 family
       junior lien mortgage                      5       .28           4        .47         17         .41         9        .39
     Credit card                                95      7.18          52       5.49        266        7.42       129       5.02
     Other revolving credit
       and monthly payment                      42      1.87          11       1.78         96        1.84        29       1.58
                                            ------                ------                ------                ------
          Total consumer                       142      2.70          67       2.78        379        2.92       167       2.44
Lease financing                                  5       .83          (2)      (.54)        15         .86         2        .14
                                            ------                ------                ------                ------
     Total net loan charge-offs             $  171       .98%     $   75        .86%    $  462        1.05%   $  210        .81%
                                            ------      ----      ------       ----     ------       ----     ------       ----
                                            ------      ----      ------       ----     ------       ----     ------       ----
-------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated on an annualized basis.

The largest category of net charge-offs in the third quarter and first nine months of 1996 was credit card loans, comprising more than 50% of total net charge-offs in each period. During the third quarter of 1996, credit card charge-offs due to bankruptcies were $46 million, or 49%, of total credit card charge-offs, compared with $40 million, or 44%, in the second quarter of 1996. In addition, credit card loans 30 to 89 days past due and still accruing totaled $170 million at September 30, 1996, compared with $174 million at June 30, 1996.

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

The Company considers the allowance for loan losses of $2,137 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at September 30, 1996. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The
Company made a $35 million provision in the third quarter 1996, which is the first provision since the fourth quarter of 1994. The Company anticipates that it will increase the provision by $30 to $40 million in the fourth quarter of 1996 and will continue making incremental increases to the provision of approximately the same amount through the third quarter of 1997, when it is expected that the provision will approximate net charge-offs.

OTHER ASSETS
-------------------------------------------------------------------------------
                                   SEPTEMBER 30,   December 31,   September 30,
 (in millions)                              1996           1995            1995
-------------------------------------------------------------------------------
Nonmarketable equity investments         $   902        $   428         $   425
Net deferred tax asset (1)                   491            854             908
Certain identifiable intangible assets       469            220             228
Foreclosed assets                            227            186             214
Other                                      1,789            552             708
                                         -------        -------         -------

      Total other assets                 $ 3,878        $ 2,240         $ 2,483
                                         -------        -------         -------
                                         -------        -------         -------
-------------------------------------------------------------------------------
(1) Net of a valuation allowance of none, none and $2 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

The Company estimates that approximately $455 million of the $491 million net deferred tax asset at September 30, 1996 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $36 million primarily relates to approximately $441 million of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.3 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

In October 1995, the Company adopted Statement of Financial Accounting Standards No. 122 (FAS 122), Accounting for Mortgage Servicing Rights. This Statement amends FAS 65, Accounting for Certain Mortgage Banking Activities, to require that, for mortgage loans originated for sale with servicing rights retained, the right to service those loans be recognized as a separate asset, similar to purchased mortgage servicing rights. This Statement also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Mortgage servicing rights purchased during third quarter 1996, fourth quarter 1995 and third quarter 1995 were $32 million, $7 million and none, respectively. There were no originated mortgage servicing rights capitalized during the same periods. Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $16 million, $11 million and $11 million for the quarters ended September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Purchased mortgage servicing rights included in certain identifiable intangible assets were $246 million, $152 million and $157 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

Other identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $20 million, $15 million and $15 million for the quarters ended September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 125 (FAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 supersedes FAS 76, 77 and 122, while amending both FAS 65 and 115. The Statement is effective January 1, 1997 and is to be applied prospectively. Earlier implementation is not permitted. (However, at an October 30, 1996 meeting, the FASB agreed to issue an Exposure Draft to propose deferring certain provisions of FAS 125 for one year.)

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

The Statement also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available-for-sale securities or trading securities, under FAS 115. This assessment is required for financial assets held on or acquired after January 1, 1997.

It is expected that, upon implementation, the Statement will not have a material effect on the Company's financial statements.

DEPOSITS
-------------------------------------------------------------------------------
                                   SEPTEMBER 30,   December 31,   September 30,
(in millions)                               1996           1995            1995
-------------------------------------------------------------------------------
Noninterest-bearing                  $    29,512    $    10,391     $     9,627
Interest-bearing checking (1)              5,460            887           4,067
Market rate and other savings (1)         32,332         17,944          14,850
Savings certificates                      16,004          8,636           8,607
                                     -----------    -----------     -----------
   Core deposits                          83,308         37,858          37,151
Other time deposits                          381            248             248
Deposits in foreign offices (2)               48            876           1,549
                                     -----------    -----------     -----------
      Total deposits                 $    83,737    $    38,982     $    38,948
                                     -----------    -----------     -----------
                                     -----------    -----------     -----------
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

The decrease in the Company's RBC and leverage ratios at September 30, 1996 compared with December 31, 1995 resulted primarily from an overall increase in risk-weighted assets due to the Merger.

In September 1996, $200 million of Preferred Stock, Series F, was called for redemption in November 1996. This stock was excluded from the risk-based capital and leverage ratios as of September 30, 1996. This redemption was offset by the issuance of $200 million of new Preferred Stock, Series H, in September 1996, which qualifies as Tier 1 capital and, therefore, is included in the risk-based capital and leverage ratios as of September 30, 1996.

The table below presents the Company's risk-based capital and leverage ratios.

-----------------------------------------------------------------------------------------------
                                                       SEPT. 30,        Dec. 31,      Sept. 30,
(in billions)                                               1996            1995           1995
-----------------------------------------------------------------------------------------------
Tier 1:
   Common stockholders' equity                        $     13.9     $       3.6    $       3.4
   Preferred stock                                            .8              .5             .5
   Less goodwill and other deductions (1)                   (8.6)            (.5)           (.5)
                                                      ----------     -----------    -----------
      Total Tier 1 capital                                   6.1             3.6            3.4
                                                      ----------     -----------    -----------
Tier 2:
   Mandatory convertible debt                                 .2              --             --
   Subordinated debt and unsecured senior debt               2.2             1.0            1.0
   Allowance for loan losses allowable in Tier 2             1.1              .5             .5
                                                      ----------     -----------    -----------
      Total Tier 2 capital                                   3.5             1.5            1.5
                                                      ----------     -----------    -----------

         Total risk-based capital                     $      9.6     $       5.1    $       4.9
                                                      ----------     -----------    -----------
                                                      ----------     -----------    -----------

Risk-weighted balance sheet assets                    $     83.4     $      39.2    $      38.5
Risk-weighted off-balance sheet items:
   Commitments to make or purchase loans                    10.4             2.7            2.6
   Standby letters of credit                                 2.2              .7             .6
   Other                                                      .5              .4             .3
                                                      ----------     -----------    -----------
         Total risk-weighted off-balance sheet items        13.1             3.8            3.5
                                                      ----------     -----------    -----------
Goodwill and other deductions (1)                           (8.7)            (.5)           (.5)
Allowance for loan losses not included in Tier 2            (1.0)           (1.3)          (1.4)
                                                      ----------     -----------    -----------

         Total risk-weighted assets                   $     86.8     $      41.2    $      40.1
                                                      ----------     -----------    -----------
                                                      ----------     -----------    -----------

Risk-based capital ratios:
   Tier 1 capital (4% minimum requirement)                  7.04%           8.81%          8.56%
   Total capital (8% minimum requirement)                  11.05           12.46          12.25

Leverage ratio (3% minimum requirement) (2)                 6.12%           7.46%          6.93%
-----------------------------------------------------------------------------------------------

(1) Other deductions include the unrealized net loss on available-for-sale investment securities carried at fair value.

(2) Tier 1 capital divided by quarterly average total assets (excluding goodwill and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At September 30, 1996, the Bank had a Tier 1 RBC ratio of 8.80%, a combined Tier 1 and Tier 2 ratio of 11.49% and a leverage ratio of 7.13%.

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a negative impact on the net interest margin from an increasing rate environment. At September 30, 1996, the under-one-year cumulative gap was a $1,679 million (1.5% of total assets) net liability position, compared with a net asset position of $985 million (.9% of total assets) at June 30, 1996 and a net liability position of $394 million (.8% of total assets) at December 31, 1995. The shift to a net liability position at September 30, 1996 is predominantly due to decreases in fed funds sold, securities maturing within one year and other real estate mortgages.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $15.3 billion, $14.7 billion and $8.7 billion at September 30, 1996, June 30, 1996 and December 31, 1995, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at September 30, 1996 and December 31, 1995.

--------------------------------------------------------------------------------------------------------------
                                                   SEPTEMBER 30, 1996                        December 31, 1995
                                -------------------------------------    -------------------------------------
                                NOTIONAL OR       CREDIT    ESTIMATED    Notional or       Credit    Estimated
                                CONTRACTUAL         RISK         FAIR    contractual         risk         fair
(in millions)                        AMOUNT   AMOUNT (3)        VALUE         amount   amount (3)        value
--------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Futures contracts             $   5,408    $      --    $      --      $   5,372    $      --    $      --
    Floors purchased (1)             20,659           81           81         15,522          206          206
    Caps purchased (1)                  445            4            4            391            1            1
    Swap contracts (1)               17,221          121          (59)         6,314          185          175


  Foreign exchange contracts:
    Forward contracts (1)                25           --           --             25           --           --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Futures contracts                     5           --           --             23           --           --
    Floors written                      221           --           --            105           --           (1)
    Caps written                      2,197           --           (5)         1,170           --           (4)
    Floors purchased (1)                219           --           --            105            1            1
    Caps purchased (1)                2,065            5            5          1,139            4            4
    Swap contracts (1)                2,029           16            3          1,518            5            1

  Foreign exchange contracts (2):
    Forward and spot contracts (1)    1,503           10            1            909           10            1
    Option contracts purchased (1)       32            1            1             29           --           --
    Option contracts written             28           --           (1)            23           --           --
--------------------------------------------------------------------------------------------------------------

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

The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts (except futures contracts, interest rate cap and floor contracts written and foreign exchange option contracts written for which credit risk is DE MINIMUS) through credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality institutions, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial.

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit.
In the third quarter of 1996, the Company issued the remaining $.8 billion from its shelf registration filed with the Securities and Exchange Commission (SEC) in 1995. The Company subsequently filed a new shelf registration that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. During the third quarter of 1996, the Company issued $.2 billion of preferred stock under this shelf registration and $3.3 billion of securities remained unissued at September 30, 1996. No additional securities have been issued under this shelf registration.

During the fourth quarter of 1996, the Company filed a preliminary shelf registration statement of $750 million with the SEC to issue junior subordinated debentures and preferred securities of a special-purpose subsidiary, senior or subordinated debt or preferred stock. The registration would allow the special-purpose subsidiary to issue quarterly income preferred securities (QUIPS).
QUIPS would count as Tier 1 capital of the Company for regulatory purposes. The special-purpose subsidiary would hold junior subordinated debentures of the Company. Interest paid on the junior subordinated debenture would be distributed to the holders of the QUIPS. As a result, distributions to the holders of the QUIPS would be tax deductible and treated as an expense in the consolidated statement of income.

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

               11      Computation of Earnings Per Common Share

               27      Financial Data Schedule

               99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.02 and 2.24 for the quarters ended September 30, 1996 and 1995, respectively, and 2.13 and
                       2.09 for the nine months ended September 30, 1996 and 1995, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.34 and
                       4.90 for the quarters ended September 30, 1996 and 1995, respectively, and 5.46 and 4.22 for the nine months ended September 30, 1996 and 1995, respectively.

                 (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.91 and 2.13 for the quarters ended September 30, 1996 and 1995, respectively, and 2.02 and
                       2.00 for the nine months ended September 30, 1996 and 1995, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.28 and 4.25 for the quarters ended September 30, 1996 and 1995, respectively, and 4.48 and
                       3.71 for the nine months ended September 30, 1996 and 1995, respectively.

          (b) The Company filed the following reports on Form 8-K during the third quarter of 1996 and through the date hereof:

               (1) July 16, 1996 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1996

               (2) August 9, 1996 under Item 7, containing the unaudited pro forma combined financial information of the Company and First Interstate Bancorp for the six months ended June 30, 1996 and the year ended December 31, 1995

               (3) September 20, 1996 under Item 5, containing exhibits related to the sale of Fixed/Adjustable Rate Preferred Stock, Series H

               (4) September 23, 1996 under Item 5, containing amendments to the exhibits filed on Form 8-K dated Spetember 20, 1996

               (5) October 15, 1996 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1996





                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.

               WELLS FARGO & COMPANY

               By:     /s/ FRANK A. MOESLEIN
                       ---------------------------------------
                       Frank A. Moeslein
                       Executive Vice President and Controller
                       (Principal Accounting Officer)