Form 10-K405
period 1996-12-31
WELLS FARGO & CO
filed 1997-03-14
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     For the year ended December 31, 1996        Commission file number 1-6214

                         -------------------------------

                              WELLS FARGO & COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                No. 13-2553920
          (State of incorporation)                     (I.R.S. Employer
                                                       Identification No.)

             420 Montgomery Street, San Francisco, California  94163
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code:  (415) 477-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                           Name of Each Exchange
Title of Each Class                                                         on Which Registered
------------------                                                         -----------------------

Common Stock, par value $5                                                 New York Stock Exchange
                                                                           Pacific Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series B                       New York Stock Exchange
8 7/8% Preferred Stock, Series D                                           New York Stock Exchange
9% Preferred Stock, Series G                                               New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past 90 days.     Yes   x    No
                                                          -----     -----

          Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, or will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                   Yes   x    No
                                                          -----     -----

          As of February 14, 1997 (the latest practicable date), 90,869,162 shares of common stock were outstanding. On the same date, the aggregate market value of common stock held by nonaffiliates was approximately $28,366 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders - Incorporated into Parts I, II and IV.
Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders - Incorporated into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                       Page
                                                                --------------------------------------------
                                                                FORM        Annual                 Proxy
                                                                10-K        Report (1)             Statement (2)
                                                                ----        ------                 ---------

                                       PART I
Item 1. Business
         Description of Business                                  2-5        6-76                  --
         Statistical Disclosure:
           Distribution of Assets, Liabilities and
             Stockholders' Equity; Interest Rates
             and Interest Differential                            6          12-15                 --
           Investment Portfolio                                   7          17-18, 41-42, 47-48   --
           Loan Portfolio                                         7-11       19-24, 42-43, 48-51   --
           Summary of Loan Loss Experience                        11-13      24-25, 43, 50         --
           Deposits                                               13         14-15, 26, 53         --
           Return on Equity and Assets                            --         6-7                   --
           Short-Term Borrowings                                  14         53                    --
Item 2. Properties                                                14         --                    --
Item 3. Legal Proceedings                                         --         68                    --
Item 4. Submission of Matters to a Vote of Security-
         Holders (in fourth quarter 1996) (3)                     --         --                    --
        Executive Officers of the Registrant                      15         --                    --

                                       PART II

Item 5. Market for Registrant's Common Equity and
         Related Stockholder Matters                              16         36, 46                --
Item 6. Selected Financial Data                                   --         8                     --
Item 7. Management's Discussion and Analysis of Finan-
         cial Condition and Results of Operations                 --         6-36                  --
Item 8. Financial Statements and Supplementary Data               --         37-76                 --
Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure (3)               --         --                    --

                                       PART III

Item 10. Directors and Executive Officers of the
           Registrant                                             15         --                    8-11
Item 11. Executive Compensation                                   --         --                    4-5, 12-17
Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                  --         --                    6-7
Item 13. Certain Relationships and Related Transactions           --         --                    20-22

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                    16-18      37-76                 --

SIGNATURES                                                        19-20      --                    --
--------------------------------------------------------------------------------------------------------------

(1) The 1996 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) The Proxy Statement dated March 11, 1997 for the 1997 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company (Parent) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Based on assets as of December 31, 1996, it was the eighth largest bank holding company in the United States. Its principal subsidiary is Wells Fargo Bank, N.A. (Bank), the fifth largest bank in the U.S. Wells Fargo & Company and its subsidiaries are hereinafter referred to as the Company.

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

          On April 1, 1996, the Company completed its acquisition (Merger) of First Interstate Bancorp (First Interstate). The Company acquired assets with a First Interstate book value of approximately $55 billion. The purchase price was approximately $11.3 billion. The Merger was accounted for as a purchase transaction. Accordingly, the results of operations and assets/liabilities of First Interstate are included with those of the Company for periods subsequent to the date of the Merger (i.e., the financial information for periods prior to April 1, 1996 included in this 10-K exclude First Interstate). The Merger is discussed in the 1996 Annual Report to Shareholders.

          For further information, see the Line of Business Results section of the 1996 Annual Report to Shareholders.

          The following table shows selected information for the Bank:


------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                ------------------------------------------------------
(dollars in billions)                              1996       1995        1994        1993        1992
------------------------------------------------------------------------------------------------------

Investment securities                             $12.3      $ 8.5       $11.2       $12.7       $ 9.0
Loans                                             $61.5      $34.6       $35.7       $32.4       $36.0
Assets                                            $98.7      $48.6       $51.9       $50.7       $50.7
Deposits                                          $75.9      $39.0       $42.4       $42.4       $43.1
Staff (active, full-time equivalent)             34,948     18,129      19,117      19,324      21,102
Retail outlets (all domestic)                     1,816        974         634         624         626

------------------------------------------------------------------------------------------------------

OTHER BANK SUBSIDIARIES

          In 1995, the Company formed Wells Fargo Bank (Arizona), N.A., a national bank subsidiary, to operate the Company's credit card business. The Company also has a majority ownership interest in the Wells Fargo HSBC Trade Bank, N.A. established in 1995 that provides trade financing, letters of credit and collection services.

          On April 1, 1996, the California bank of First Interstate merged into the Bank. In June 1996, the Company merged former First Interstate bank subsidiaries in six states (Idaho, Nevada, New Mexico, Oregon, Utah and Washington) into the Bank. In September 1996, Wells Fargo Bank of Arizona, N.A. (formerly First Interstate Bank of Arizona, N.A.) merged into the Bank. Each of these states has opted-in early under the interstate branching provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal
Act). In addition, the Company completed the sales of the First Interstate banks in Wyoming, Montana and Alaska in the fourth quarter of 1996. Each bank had three branches. The three banks had aggregate assets of approximately
$.6 billion and aggregate deposits of approximately $.5 billion. Banks in the other states retained by the Company are expected to merge into the Bank as soon as permitted by applicable state laws (i.e., Colorado in June 1997; Texas not earlier than September 1999).

NONBANK SUBSIDIARIES

          The Company has wholly-owned subsidiaries that provide various banking-related services. In the aggregate, these subsidiaries are not material to the Company's assets or net income.

COMPETITION

          The Company competes for deposits, loans and other banking services in its principal geographic market in the Western United States, as well as in selected national markets as opportunities arise. The banking business is highly competitive and has become increasingly so in recent years; the industry continues to consolidate and strong, unregulated competitors have entered core banking markets with focused products targeted at highly profitable customer segments. These unregulated competitors, such as investment companies, specialized lenders and multinational financial services companies, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

          Within the banking industry, ongoing consolidation has increased pressure on the Company from its most significant competitor in California, Bank of America, the third largest bank holding company in the United States based on assets as of December 31, 1996. Moreover, federal and state legislation adopted in recent years has increased competition by allowing banking organizations from other parts of the country to enter the Company's core geographic market (see "Supervision and Regulation" for further discussion of such legislation and the competitive environment in which the Company operates).

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

SUPERVISION AND REGULATION

          Under the Bank Holding Company Act, the Company is required to file reports of its operations with the Board of Governors of the Federal Reserve System and is subject to examination by it. Further, the Act restricts the activities in which the Company may engage and the nature of any company in which the Parent may own more than 5% of any class of the voting shares. Generally, permissible activities are limited to banking, the business of managing and controlling banks, and activities so closely related to banking as determined by the Board of Governors to be proper incidents thereto.

          Under the Act, the acquisition of substantially all of the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares by a bank holding company is subject to prior approval by the Board of Governors. Under the Riegle-Neal Act, bank holding companies which are adequately capitalized and adequately managed are now permitted to make interstate acquisitions of banks without regard to state law restrictions. Effective June 1, 1997, or earlier if authorized by state legislation, the merger of commonly owned banks in different states will also be permitted, except in states which have passed legislation to prohibit such mergers. The statute will also permit banks to establish branches outside their home state in states which pass legislation to permit such interstate branching.

          The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the terms of transactions between the Bank and its affiliates and on any extension of credit to its affiliates. Dividends payable by the Bank to the Parent without the express approval of the Office of the Comptroller of the Currency are limited by a formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates, see
Note 3 to the Financial Statements in the 1996 Annual Report to Shareholders.

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


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Year ended December 31,
                                                       -------------------------------------------------------------------------
                                                                           1996 OVER 1995                         1995 Over 1994
                                                       ----------------------------------       --------------------------------
(in millions)                                          VOLUME        RATE        TOTAL           Volume        Rate        Total
--------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in interest income:
  Federal funds sold and securities
    purchased under resale agreements                 $   25        $  --        $   25           $  (6)       $  3       $  (3)
  Investment securities:
    At fair value:
       U.S. Treasury Securities                          114           (3)          111              19          (1)         18
       Securities of U.S. government agencies
          and corporations                               344           10           354              (8)         (4)        (12)
       Private collateralized mortgage obligations       101            2           103             (10)          1          (9)
       Other securities                                   33          (16)           17               1           4           5
    At cost (1):
       U.S. Treasury securities                          (61)          --           (61)            (54)          2         (52)
       Securities of U.S. government agencies
          and corporations                              (269)          --          (269)            (89)          1         (88)
       Private collateralized mortgage obligations       (66)          --           (66)             (7)          2          (5)
       Other securities                                  (10)          --           (10)              1           1           2
  Mortgage loans held for sale                           (76)          --           (76)             76          --          76
  Loans:
    Commercial                                           728          (80)          648             149          52         201
    Real estate 1-4 family first mortgage                277            4           281            (190)         41        (149)
    Other real estate mortgage                           319          (16)          303              (2)         67          65
    Real estate construction                              99            3           102              16           9          25
    Consumer:
       Real estate 1-4 family junior lien mortgage       223           17           240              (3)         29          26
       Credit card                                       209          (27)          182             131           5         136
       Other revolving credit and monthly payment        473          (29)          444              39          24          63
    Lease financing                                       94           (6)           88              21           1          22
    Foreign                                                8           --             8              --          --          --
  Other                                                   23            1            24              --          --          --
                                                       -----       ------         -----            ----        ----        ----
    Total increase (decrease) in interest income       2,588         (140)        2,448              84         237         321
                                                       -----       ------         -----            ----        ----        ----

Increase (decrease) in interest expense:
  Deposits:
    Interest-bearing checking                              3           11            14              (7)          1          (6)
    Market rate and other savings                        367            5           372             (84)         47         (37)
    Savings certificates                                 315          (27)          288              49          74         123
    Other time deposits                                   --            3             3               6          (4)          2
    Deposits in foreign offices                          (76)         (12)          (88)             48          13          61
  Federal funds purchased and securities
    sold under repurchase agreements                     (88)         (19)         (107)             63          37         100
  Commercial paper and other short-term borrowings        (8)          (8)          (16)             17           5          22
  Senior debt                                             38           (9)           29             (18)         23           5
  Subordinated debt                                       64            6            70              (3)          9           6
  Guaranteed preferred beneficial interests
    in Company's subordinated debentures                   6           --             6              --          --          --
                                                       -----       ------         -----            ----        ----        ----
    Total increase (decrease) in interest expense        621          (50)          571              71         205         276
                                                       -----       ------         -----            ----        ----        ----


Increase (decrease) in net interest income
  on a taxable-equivalent basis                       $1,967        $ (90)       $1,877           $  13        $ 32       $  45
                                                       -----       ------         -----           -----        ----       -----
                                                       -----       ------         -----           -----        ----       -----
-------------------------------------------------------------------------------------------------------------------------------

(1) As investment securities at cost were reclassified to the at-fair-value portfolio on November 30, 1995, the decrease in net interest income for 1996 over 1995 was entirely due to volume.

     INVESTMENT SECURITIES

               At December 31, 1996, there were no investment securities issued by a single issuer (excluding the U.S. government and its agencies and corporations) that exceeded 10% of stockholders' equity.

     LOAN PORTFOLIO

               The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1996 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1996, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.


------------------------------------------------------------------------------------------------------------------------

                                                                                                       DECEMBER 31, 1996
                                     -----------------------------------------------------------------------------------
                                                               OVER ONE YEAR
                                                          THROUGH FIVE YEARS              OVER FIVE YEARS
                                                          ------------------        ---------------------
                                                                    FLOATING                     FLOATING
                                                                          OR                           OR
                                     ONE YEAR           FIXED     ADJUSTABLE         FIXED     ADJUSTABLE
(in millions)                         OR LESS            RATE           RATE          RATE           RATE          TOTAL
------------------------------------------------------------------------------------------------------------------------

Selected loan maturities:
  Commercial                         $10,343         $  789        $ 6,439          $  371         $1,573        $19,515
  Real estate 1-4 family first
     mortgage (1)                      1,761            302            123           5,802          2,437         10,425
  Other real estate mortgage           1,827          1,592          3,885           2,139          2,417         11,860
  Real estate construction             1,162             87            829              86            139          2,303
  Foreign                                 81             --             70              --             18            169
                                      ------          -----         ------           -----         ------         ------
        Total selected loan
          maturities                 $15,174         $2,770        $11,346          $8,398         $6,584         44,272
                                      ------          -----         ------           -----         ------         ------
                                      ------          -----         ------           -----         ------         ------

Other loan categories:
  Real estate 1-4 family
     junior lien mortgage                                                                                          6,278
  Credit card                                                                                                      5,462
  Other revolving credit and
     monthly payment                                                                                               8,374
                                                                                                                 -------
        Total consumer                                                                                            20,114


  Lease financing                                                                                                  3,003
                                                                                                                 -------

        Total loans                                                                                              $67,389
                                                                                                                 -------
                                                                                                                 -------

                                                                               DECEMBER 31,
                                    ------------------------------------------------------
                                         1995           1994           1993           1992
------------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                        $ 9,750         $ 8,162       $ 6,912          $ 8,214
  Real estate 1-4 family first
     mortgage (1)                     4,448           9,050         7,458            6,836
  Other real estate mortgage          8,263           8,079         8,286           10,128
  Real estate construction            1,366           1,013         1,110            1,600
  Foreign                                31              27            18                5
                                     ------          ------        ------           ------
        Total selected loan
          maturities                 23,858          26,331        23,784           26,783
                                     ------          ------        ------           ------

Other loan categories:
  Real estate 1-4 family
     junior lien mortgage             3,358           3,332         3,583            4,157
  Credit card                         4,001           3,125         2,600            2,807
  Other revolving credit and
     monthly payment                  2,576           2,229         1,920            1,979
                                     ------          ------        ------           ------
        Total consumer                9,935           8,686         8,103            8,943

  Lease financing                     1,789           1,330         1,212            1,177
                                     ------          ------        ------           ------
        Total loans                 $35,582         $36,347       $33,099          $36,903
                                     ------          ------        ------           ------
                                     ------          ------        ------           ------
-------------------------------------------------------------------------------------------------------------------------

(1) Includes approximately $1 billion of fixed-initial-rate mortgage (FIRM) loans in the over 5 year fixed rate category. FIRM loans carry fixed rates during the first 3, 5, 7 or 10 years (based on the period selected by the borrower) of the loan term and carry adjustable rates thereafter.

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

          The Company has devoted a limited portion of its commercial real estate portfolio to higher-risk loans, for which a commensurate return is expected. Such transactions include purchases of performing or distressed real estate loans at a discount, acquisition of rated and unrated tranches of commercial mortgage obligations, loan acquisition financing, mezzanine financing and origination of single assets for securitization. Many of the higher-yielding transactions may contain non-recourse provisions. In general, this business is more "opportunistic" in nature, as opposed to representing a highly defined lending program. As such, higher LTVs (up to 90% or 95%) will be underwritten on occasion, particularly in the case of junior and senior participating debt.

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

     The Company has devoted a focused product group to providing a full range of credit products to small businesses with annual sales of up to $10 million and in which the owner of the business is also the principal financial decision maker. Credit products include lines of credit, receivables and inventory financing, equipment loans and leases, real estate financing and SBA financing. The group utilizes automated credit decision methods, in conjunction with more traditional credit analysis in some cases, to approve or decline requests for credit. An evaluation of the soundness and desirability of collateral, if any, is also required before an extension of credit will be made. Loan-to-value, debt service coverage and maximum loan term underwriting guidelines employed are, in general, similar to those described earlier for commercial and commercial real estate loan products.

          The Company is an active participant in the national transportation finance market, underwriting primarily consumer leases, sales finance contracts, direct (branch-originated) loans and indirect auto, marine, and recreational vehicles by employing a business strategy which emanated from a seasoned California practice. Most applicants for these credit products are assigned a credit score which is indicative of their relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The lending group includes in its credit decisioning criteria other judgmental factors, such as advance rate and debt to income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score must be supported and documented by a credit officer with the appropriate approval authority.

          In a similar fashion, the Company offers credit cards and consumer loans and lines of credit on a national basis, although the majority of the customer base resides in California. The credit review process includes initial screens to ensure that applicants meet minimum age and income level requirements for the product requested. Fraud screens are also completed. Credit bureau reports are used to calculate the debt-to-income ratios and credit scores on which an evaluation of creditworthiness is based. If accepted by the credit score, applicants with major derogatory bureau information, minimal credit references or high debt ratios are reviewed by an analyst for possible overrides, with income verification and/or collateral verification required for certain products and loan amounts.

          The Company offers first mortgage loan products to customers through two joint ventures. Wells Resource Mortgage Services, a joint venture with Norwest Mortgage, Inc., offers such products to primarily California customers, while Wells Resource Real Estate Services, a joint venture with PHH Mortgage Services, offers these products to customers in the Western United States, other than California. The loan products offered through these entities are underwritten and funded by the joint venture partners (i.e., Norwest Mortgage, Inc. and PHH Mortgage Services), who package the loans for sale in the secondary mortgage markets. A limited number of these loans are purchased by the Company, typically for community lending purposes or other client accommodations. The Company continues to provide second mortgage loans and lines of credit secured by first and second deeds of trust directly to its customers. The Company relies on cash flow as the primary source of repayment for these equity products. The nature of the credit review which is conducted depends on the product, but typically consists of an evaluation of the applicant's debt ratios and credit history, either judgmentally or using a credit score, along with a review of the collateral. Maximum combined LTVs will range from 50% to 100% depending on the nature, amount and term of the loan.

     The above underwriting practices are general standards that are subject to change; the actual terms and conditions of a specific credit transaction are dependent on an analysis of the specific transaction.


CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Year ended December 31,
                                                        -----------------------------------------------------------------------
 (in millions)                                              1996           1995           1994            1993            1992
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                $1,794         $2,082         $2,122         $2,067         $1,646

Allowance of First Interstate                                770             --             --             --             --

Sale of former First Interstate banks                        (11)            --             --             --             --

Provision for loan losses                                    105             --            200            550          1,215

Loan charge-offs:
  Commercial                                                (140)           (55)           (54)          (110)          (238)
  Real estate 1-4 family first mortgage                      (18)           (13)           (18)           (25)           (17)
  Other real estate mortgage                                 (40)           (52)           (66)          (197)          (290)
  Real estate construction                                   (13)           (10)           (19)           (68)           (93)
  Consumer:
     Real estate 1-4 family junior lien mortgage             (28)           (16)           (24)           (28)           (28)
     Credit card                                            (404)          (208)          (138)          (177)          (189)
     Other revolving credit and monthly payment             (186)           (53)           (36)           (41)           (41)
                                                          ------         ------         ------         ------         ------
       Total consumer                                       (618)          (277)          (198)          (246)          (258)
  Lease financing                                            (31)           (15)           (14)           (18)           (19)
                                                          ------         ------         ------         ------         ------
         Total loan charge-offs                             (860)          (422)          (369)          (664)          (915)
                                                          ------         ------         ------         ------         ------

Loan recoveries:
  Commercial                                                  54             38             37             71             59
  Real estate 1-4 family first mortgage                        8              3              6              2              2
  Other real estate mortgage                                  47             53             22             47              9
  Real estate construction                                    11              1             15              4              3
  Consumer:
     Real estate 1-4 family junior lien mortgage               9              3              4              3              1
     Credit card                                              36             13             18             21             21
     Other revolving credit and monthly payment               47             12             11             12             12
                                                          ------         ------         ------         ------         ------
       Total consumer                                         92             28             33             36             34
  Lease financing                                              8             11             16              9              9
  Foreign                                                     --             --             --             --              1
                                                          ------         ------         ------         ------         ------
         Total loan recoveries                               220            134            129            169            117
                                                          ------         ------         ------         ------         ------
            Total net loan charge-offs                      (640)          (288)          (240)          (495)          (798)
Recoveries on the sale or swap of developing
  country loans                                               --             --             --             --              4
                                                          ------         ------         ------         ------         ------
BALANCE, END OF YEAR                                      $2,018         $1,794         $2,082         $2,122         $2,067
                                                          ------         ------         ------         ------         ------
                                                          ------         ------         ------         ------         ------
Total net loan charge-offs as a percentage of
  average total loans                                       1.05%           .83%           .70%          1.44%          1.97%
                                                          ------         ------         ------         ------         ------
                                                          ------         ------         ------         ------         ------

Allowance as a percentage of total loans                    3.00%          5.04%          5.73%          6.41%          5.60%
                                                          ------         ------         ------         ------         ------
                                                          ------         ------         ------         ------         ------
-----------------------------------------------------------------------------------------------------------------------------

          The Securities and Exchange Commission requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 283% and 333% at December 31, 1996 and 1995, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1996 Annual Report to Shareholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The table on the following page provides a breakdown of the allowance for loan losses by loan category. The Company has an established process to determine the adequacy of the allowance for loan losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to FAS 114) and loans analyzed on a pool basis. While coverage of one year's losses is often adequate (particularly for homogeneous pools of loans), the time period covered by the allowance may vary by portfolio, based on the Company's best estimate of the inherent losses in the entire portfolio as of the evaluation date. The Company has deemed it prudent, when reviewing the overall allowance, to maintain a total allowance in excess of projected losses. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.


                                           ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in millions)                                 1996(1)            1995                 1994                1993               1992
-----------------------------------------------------------------------------------------------------------------------------------

Commercial                                  $  277             $  148               $  109              $  152             $  373
Real estate 1-4 family first mortgage           29                 46                   41                  39                 37
Other real estate mortgage                     232                165                  212                 357                589
Real estate construction                        40                 49                   45                  92                181
Consumer:
     Credit card  (2)                          401                332                   87                  96                107
     Other consumer                            206                 87                   70                  87                 58
                                          --------            -------              -------             -------            -------
       Total consumer                          607                419                  157                 183                165
Lease financing                                 33                 28                   21                  19                 17
Foreign                                          2                 --                   --                  --                 --
                                          --------            -------              -------             -------            -------
       Total allocated                       1,220                855                  585                 842              1,362
Unallocated component of
     the allowance (3)                         798                939                1,497               1,280                705
                                          --------            -------              -------             -------            -------
       Total                                $2,018             $1,794               $2,082              $2,122             $2,067
                                          --------            -------              -------             -------            -------
                                          --------            -------              -------             -------            -------


                                                                                                                        December 31,
                                 --------------------------------------------------------------------------------------------------
                                        1996                 1995                 1994               1993                1992
                                 --------------------------------------------------------------------------------------------------
                                  ALLOC.     LOAN      Alloc.     Loan      Alloc.    Loan     Alloc.     Loan     Alloc.     Loan
                                  ALLOW.    CATGRY     allow.    catgry     allow.   catgry    allow.    catgry    allow.    catgry
                                   AS %      AS %       as %      as %       as %     as %      as %      as %      as %      as %
                                 OF LOAN   OF TOTAL   of loan   of total   of loan  of total   of loan  of total   of loan  of total
                                  CATGRY     LOANS     catgry     loans     catgry    loans    catgry     loans    catgry    loans
                                  ------     -----     ------     -----     ------    -----    ------     -----    ------    -----

Commercial                         1.42%       30%      1.52%       27%      1.34%      22%     2.20%       21%     4.54%       22%
Real estate 1-4 family first
 mortgage                           .28        15       1.03        13        .45       25       .52        23       .54        19
Other real estate mortgage         1.96        18       2.00        23       2.62       22      4.31        25      5.82        27
Real estate construction           1.74         3       3.59         4       4.44        3      8.29         3     11.31         4
Consumer:
     Credit card (2)               7.34         8       8.30        11       2.78        9      3.69         8      3.81         8
     Other consumer                1.41        22       1.47        17       1.26       15      1.58        16       .95        17
                                             ----                 ----                 ---                 ---                 ---
        Total consumer             3.02        30       4.22        28       1.81       24      2.26        24      1.85        25
Lease financing                    1.10         4       1.57         5       1.58        4      1.57         4      1.44         3
Foreign                            1.18        --         --        --         --       --        --        --        --        --
                                             ----                 ----                 ---                 ---                 ---
        Total allocated            1.81       100%      2.40       100%      1.61      100%     2.54       100%     3.69       100%
Unallocated component of
     the allowance (3)             1.19                 2.64                 4.12               3.87                1.91
                                   ----                 ----                 ----               ----                ----
        Total                      3.00%                5.04%                5.73%              6.41%               5.60%
                                   ----                 ----                 ----               ----                ----
                                   ----                 ----                 ----               ----                ----
------------------------------------------------------------------------------------------------------------------------------------

(1) In 1996, the methods used for the allocation of the allowance for loan losses for all loan categories were modified. For example, the modification of the method for determining the allocation for real estate 1-4 family first mortgage loans (and "other consumer" loans) generally reduced the number of months of projected losses covered compared with the method used in prior years. The new methodology provided approximately 13 months coverage of projected loan losses for the real estate 1-4 family first mortgage loans in 1996, compared with approximately 40 months coverage in 1995.
(2) The allocation for credit card loans in 1996 and 1995 approximated 12 months of projected losses, compared with 7 months in 1992 to 1994.
(3) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.



     DEPOSITS

               At December 31, 1996, the contractual principal maturities of domestic time certificates of deposit and other time deposits issued in amounts of $100,000 or more were as follows (based on time remaining until maturity): $1,636 million maturing in 3 months or less; $819 million over 3 through 6 months; $684 million over 6 through 12 months and $356 million over 12 months.

SHORT-TERM BORROWINGS

          The following table shows selected information for short-term borrowings:

-------------------------------------------------------------------------------
                                                         Year ended December 31,
                                        ---------------------------------------
(in millions)                               1996           1995            1994
-------------------------------------------------------------------------------

FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER
  REPURCHASE AGREEMENTS (1)
Average amount outstanding                 $1,769         $3,401         $2,223
Daily average rate                           5.22%          5.84%          4.45%
Highest month-end balance                  $3,048         $5,468         $3,887
Year-end balance                           $2,029         $2,781         $3,022
Weighted average rate on
  outstandings at year end                   5.04%          5.43%          5.24%
--------------------------------------------------------------------------------
(1)  These borrowings generally mature in less than 30 days.

PROPERTIES

          The Company occupied 1,444 premises, consisting of traditional branches and administrative buildings, in 10 western states as of December 31, 1996. On that date, 783 premises were owned, 629 premises were leased and 32 premises were owned in part and leased in part. The leases are generally for terms not exceeding 25 years.

          The Company owns its 12-story headquarters building in San Francisco, California and four data processing and operation centers totaling approximately 1,100,000 square feet in California, Arizona and Nevada. The Company is also a joint venture partner in two office buildings in downtown Los Angeles, of which approximately 500,000 square feet is occupied by administrative staff and 100,000 square feet is sublet. In addition, the Company leases approximately 3,100,000 square feet of office space for data processing support and various administrative departments in major locations in California, Texas, Arizona and Oregon.

          At December 31, 1996, the Company had 1,947 retail outlets, comprised of 1,274 traditional branches, 298 supermarket branches and 375 banking centers, in 10 western states. In 1996, the Company and Safeway Inc. signed an agreement in principle that would allow the Company to open as many as 450 new retail outlets (banking centers and branches) in Safeway stores in the Western United States.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                            Date from
    Name                      Office held                   which held       Age
---------------          ----------------------            ------------      ---

Paul Hazen               Chairman of the Board and          January 1995      55
                          Chief Executive Officer
William F. Zuendt        President and Chief                January 1995      50
                          Operating Officer
Michael J. Gillfillan    Vice Chairman and                  January 1992      48
                          Chief Credit Officer
Rodney L. Jacobs         Vice Chairman and Chief            January 1990      56
                          Financial Officer
Terri A. Dial            Vice Chairman                      March 1996        47
Charles M. Johnson       Vice Chairman                      January 1992      55
Clyde W. Ostler          Vice Chairman                      January 1990      50
Paul M. Watson           Vice Chairman                      March 1996        57
Leslie L. Altick         Executive Vice President and       July 1995         46
                          Director of Investor Relations
Patricia R. Callahan     Executive Vice President           March 1993        43
                          and Personnel Director
Ross J. Kari             Executive Vice President           January 1995      38
                          and General Auditor
Frank A. Moeslein        Executive Vice President           May 1990          53
                          and Controller
Guy Rounsaville, Jr.     Executive Vice President,          March 1985        53
                          Chief Counsel and
                          Secretary
Eric D. Shand            Executive Vice President and       July 1995         44
                          Chief Loan Examiner

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 1996, the Company, through subsidiary trusts, sold in private placements a total of $750 million in three series of capital securities ("Capital Securities"). On November 20, 1996, Wells Fargo Capital
A sold 300,000 8.13% Capital Securities to Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., CS First Boston Corporation and Lehman Brothers
Inc. (collectively, the "Capital A Initial Purchasers") at an aggregate offering price of $300 million. On November 21, 1996, Wells Fargo Capital B sold 200,000 7.95% Capital Securities to Morgan Stanley & Co. Incorporated,
CS First Boston Corporation and Salomon Brothers Inc. (collectively, the "Capital B Initial Purchasers") at an aggregate offering price of $200 million. On November 25, 1996, Wells Fargo Capital C sold 250,000 7.73% Capital Securities to Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC (collectively, the "Capital C Initial Purchasers") at an aggregate offering price of $250 million. As compensation, the Capital A Initial Purchasers, Capital B Initial Purchasers and Capital C Initial Purchasers received in the aggregate $3.0 million, $2.0 million and $2.4 million, respectively. The Capital Securities were sold by the Initial Purchasers to qualified institutional buyers. The sales were exempt from registration in reliance on Rule 144A of the Securities Act of 1933, as amended.


EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 37 through 76 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

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

           3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(a) of Form 10-K filed March 21, 1994
            (b)     Certificate of the Voting Powers, Designation,
                    Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the Adjustable Rate Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(c) of Form 10-K filed March 21, 1994
            (c) Form of Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the 9% Preferred Stock, Series G, incorporated by reference to Exhibit 99.18 to Form S-4 (Registration Statement
                    No. 33-64575), effective February 27, 1996
            (d) Certificate of the Voting Powers, Designation, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions Thereof, Which Have Not Been Set Forth in the Certificate of Incorporation or in any Amendment Thereto, of the Fixed/Adjustable Rate Noncumulative Preferred Stock,
                    Series H, incorporated by reference to Exhibit 4(a) of Form 8-K/A filed September 23, 1996
            (e)     By-Laws

           4(a) The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

          Exhibit
          number                             Description
          ------                             -----------

            (b) Deposit Agreement dated as of May 29, 1992, between First Interstate Bancorp and First Interstate Bank of California, as depository, relating to the 9% Preferred Stock, Series G, incorporated by reference to Exhibit 4.4 to Form S-3 (Registration Statement No. 33-47174), effective May 15, 1992

          10(a) Benefits Restoration Program, as amended through April 18, 1995, incorporated by reference to Exhibit 10(a) of Form 10-K for the year ended December 31, 1995
            (b) Deferral Plan for Directors, as amended through November 19, 1991, incorporated by reference to Exhibit 10(b) of Form 10-K for the year ended December 31, 1991, SEC File
                    No. 1-6214
            (c) 1990 Director Option Plan, as amended through November 19, 1991, incorporated by reference to Exhibit 10(c) of Form 10-K for the year ended December 31, 1991, SEC File
                    No. 1-6214
            (d)     1987 Director Option Plan, as amended through February
                    21, 1995, incorporated by reference to Exhibit A to the Company's Proxy Statement filed March 10, 1995
            (e)     Director Retirement Plan, incorporated by reference to
                    Exhibit 10(e) of Form 10-K for the year ended December 31, 1993
            (f)     1990 Equity Incentive Plan, incorporated by reference to
                    Exhibit 10(f) of Form 10-K for the year ended December 31, 1995
            (g) 1982 Equity Incentive Plan, as amended through November 15, 1988, incorporated by reference to Exhibit 10(g) of Form 10-K for the year ended December 31, 1993
            (h)     Executive Incentive Pay Plan, incorporated by reference to
                    Exhibit 10(h) of Form 10-K for the year ended December 31, 1995
            (i) Executive Loan Plan, incorporated by reference to Exhibit 10(i) of Form 10-K for the year ended December 31, 1994
            (j) Long-Term Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement filed March 14, 1994

          Exhibit
          number                             Description
          ------                             -----------

           10(k) Senior Executive Performance Plan, incorporated by reference to Exhibit B of the Proxy Statement filed March 14, 1994

           11       Computation of Earnings Per Common Share

           12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.93, 2.19, 2.20, 1.90 and 1.33 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.64, 4.56, 5.04, 4.53 and 2.56 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
             (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.82, 2.09, 2.07, 1.77 and 1.26 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.78, 3.99, 4.18, 3.51 and 2.02 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

           13 1996 Annual Report to Shareholders -- only those sections of the Annual Report to Shareholders referenced in the index on page 1 are incorporated in the Form 10-K.

           21 Subsidiaries of the Registrant -- Wells Fargo & Company's only significant subsidiary, as defined, is Wells Fargo Bank, N.A.

           23       Consent of Independent Accountants

           27       Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1996 and through the date hereof in 1997:

     (1) October 15, 1996 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1996

     (2) November 15, 1996 under Item 7, containing the unaudited pro forma combined financial information of the Company and First Interstate Bancorp for the nine months ended September 30, 1996 and the year ended December 31, 1995

     (3) January 21, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and year ended December 31, 1996

                            STATUS OF PRIOR DOCUMENTS

     The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents prior to January 1, 1997 filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.

                                   WELLS FARGO & COMPANY

                                   By:                FRANK A. MOESLEIN
                                       -----------------------------------------
                                                        Frank A. Moeslein
                                       (Executive Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997:

       Signature                       Capacity
       ---------                       --------

  PAUL HAZEN                  Chairman of the Board and
------------------------       Chief Executive Officer
 (Paul Hazen)                  (Principal Executive Officer)

  RODNEY L. JACOBS            Vice Chairman and Chief
------------------------       Financial Officer (Principal
 (Rodney L. Jacobs)            Financial Officer)

  FRANK A. MOESLEIN           Executive Vice President and
------------------------       Controller (Principal
 (Frank A. Moeslein)           Accounting Officer)

  H. JESSE ARNELLE            Director
------------------------
 (H. Jesse Arnelle)

  MICHAEL R. BOWLIN           Director
------------------------
 (Michael R. Bowlin)

  EDWARD M. CARSON            Director
------------------------
 (Edward M. Carson)

  WILLIAM S. DAVILA           Director
------------------------
 (William S. Davila)

  RAYBURN S. DEZEMBER         Director
------------------------
 (Rayburn S. Dezember)

  MYRON DU BAIN               Director
------------------------
 (Myron Du Bain)

  DON C. FRISBEE              Director
------------------------
 (Don C. Frisbee)

                              Director
------------------------
 (Robert K. Jaedicke)

  THOMAS L. LEE               Director
------------------------
 (Thomas L. Lee)

       Signature                       Capacity
       ---------                       --------

                              Director
------------------------
 (William F. Miller)

  ELLEN M. NEWMAN             Director
------------------------
 (Ellen M. Newman)

  PHILIP J. QUIGLEY           Director
------------------------
 (Philip J. Quigley)

                              Director
------------------------
 (Carl E. Reichardt)

                              Director
------------------------
 (Donald B. Rice)

  RICHARD J. STEGEMEIER       Director
------------------------
 (Richard J. Stegemeier)

                              Director
------------------------
 (Susan G. Swenson)

  DANIEL M. TELLEP            Director
------------------------
 (Daniel M. Tellep)

  CHANG-LIN TIEN              Director
------------------------
 (Chang-Lin Tien)

  JOHN A. YOUNG               Director
------------------------
 (John A. Young)

  WILLIAM F. ZUENDT           Director
------------------------
 (William F. Zuendt)