Form 10-Q
period 1997-03-31
WELLS FARGO & CO
filed 1997-05-14
CIK 105598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                               -----------------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997      Commission file number 1-6214

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

                                                      Shares Outstanding
                                                        April 30, 1997
                                                      ------------------

    Common stock, $5 par value                            89,420,878

                                      FORM 10-Q
                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
Item 1.  Financial Statements                                              ----
         Consolidated Statement of Income. . . . . . . . . . . . . . . . .   2
         Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . .   3
         Consolidated Statement of Changes in Stockholders' Equity . . . .   4
         Consolidated Statement of Cash Flows. . . . . . . . . . . . . . .   5
         Note to Financial Statements. . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
         Summary Financial Data. . . . . . . . . . . . . . . . . . . . . .   8
         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         Line of Business Results. . . . . . . . . . . . . . . . . . . . .  11
         Earnings Performance. . . . . . . . . . . . . . . . . . . . . . .  15
            Net Interest Income. . . . . . . . . . . . . . . . . . . . . .  15
            Noninterest Income . . . . . . . . . . . . . . . . . . . . . .  18
            Noninterest Expense. . . . . . . . . . . . . . . . . . . . . .  20
            Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  21
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI . . .  22
         Balance Sheet Analysis. . . . . . . . . . . . . . . . . . . . . .  23
            Investment Securities. . . . . . . . . . . . . . . . . . . . .  23
            Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . .  25
              Commercial real estate . . . . . . . . . . . . . . . . . . .  25
            Nonaccrual and Restructured Loans and Other Assets . . . . . .  26
              Changes in total nonaccrual loans. . . . . . . . . . . . . .  26
              Changes in foreclosed assets . . . . . . . . . . . . . . . .  29
              Loans 90 days past due and still accruing. . . . . . . . . .  29
            Allowance for Loan Losses. . . . . . . . . . . . . . . . . . .  30
            Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .  32
            Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
            Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . .  33
            Asset/Liability Management . . . . . . . . . . . . . . . . . .  35
            Derivative Financial Instruments . . . . . . . . . . . . . . .  36
            Liquidity Management . . . . . . . . . . . . . . . . . . . . .  37

PART II- OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  38
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  38

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39


--------------------------------------------------------------------------------
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements.
Those factors include fluctuations in interest rates, inflation, government regulations, the progress of integrating First Interstate Bancorp and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                        PART I - FINANCIAL INFORMATION

                    WELLS FARGO & COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------
                                                                        Quarter
                                                                 ended March 31,
                                                           --------------------
(in millions)                                                1997          1996
--------------------------------------------------------------------------------

INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                        $    5       $    2
Investment securities                                         208          128
Loans                                                       1,549          875
Other                                                          11            1
                                                           ------       ------
     Total interest income                                  1,773        1,006
                                                           ------       ------
INTEREST EXPENSE
Deposits                                                      422          241
Federal funds purchased and securities sold under
  repurchase agreements                                        31           36
Commercial paper and other short-term borrowings                2            5
Senior and subordinated debt                                   81           48
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                            25           --
                                                           ------       ------
     Total interest expense                                   561          330
                                                           ------       ------
NET INTEREST INCOME                                         1,212          676
Provision for loan losses                                     105           --
                                                           ------       ------
Net interest income after provision for loan losses         1,107          676
                                                           ------       ------
NONINTEREST INCOME
Service charges on deposit accounts                           221          122
Fees and commissions                                          214          118
Trust and investment services income                          109           59
Investment securities gains                                     4           --
Other                                                          92           55
                                                           ------       ------
     Total noninterest income                                 640          354
                                                           ------       ------
NONINTEREST EXPENSE
Salaries                                                      341          181
Incentive compensation                                         41           32
Employee benefits                                              95           54
Equipment                                                      94           55
Net occupancy                                                 102           53
Goodwill                                                       83            9
Core deposit intangible                                        62           10
Other                                                         299          173
                                                           ------       ------
     Total noninterest expense                              1,117          567
                                                           ------       ------
INCOME BEFORE INCOME TAX EXPENSE                              630          463
Income tax expense                                            291          199
                                                           ------       ------

NET INCOME                                                 $  339       $  264
                                                           ------       ------
                                                           ------       ------
NET INCOME APPLICABLE TO COMMON STOCK                      $  329       $  254
                                                           ------       ------
                                                           ------       ------
PER COMMON SHARE
Net income                                                 $ 3.62       $ 5.39
                                                           ------       ------
                                                           ------       ------
Dividends declared                                         $ 1.30       $ 1.30
                                                           ------       ------
                                                           ------       ------
Average common shares outstanding                            90.8         47.0
                                                           ------       ------
                                                           ------       ------

--------------------------------------------------------------------------------

                             WELLS FARGO & COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------
                                                         MARCH 31,   December 31,      March 31,
(in millions)                                                1997           1996           1996
-----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $  8,530       $ 11,736        $ 2,721
Federal funds sold and securities
  purchased under resale agreements                           209            187             49
Investment securities at fair value                        12,634         13,505          8,435
Loans                                                      65,436         67,389         35,167
Allowance for loan losses                                   1,922          2,018          1,681
                                                         --------       --------        -------
     Net loans                                             63,514         65,371         33,486
                                                         --------       --------        -------
Due from customers on acceptances                              96            197             79
Accrued interest receivable                                   611            665            316
Premises and equipment, net                                 2,310          2,406            859
Core deposit intangible                                     1,901          2,038            156
Goodwill                                                    7,312          7,322            373
Other assets                                                4,746          5,461          2,504
                                                         --------       --------        -------

     Total assets                                        $101,863       $108,888        $48,978
                                                         --------       --------        -------
                                                         --------       --------        -------
LIABILITIES
Noninterest-bearing deposits                             $ 25,337       $ 29,073        $ 9,740
Interest-bearing deposits                                  51,090         52,748         28,066
                                                         --------       --------        -------
     Total deposits                                        76,427         81,821         37,806
Federal funds purchased and securities
  sold under repurchase agreements                          1,685          2,029          2,243
Commercial paper and other short-term borrowings              241            401            225
Acceptances outstanding                                        96            197             79
Accrued interest payable                                      242            171            110
Other liabilities                                           3,400          3,947          1,166
Senior debt                                                 1,940          2,120          1,881
Subordinated debt                                           2,938          2,940          1,266
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                         1,299          1,150             --

STOCKHOLDERS' EQUITY
Preferred stock                                               425            600            489
Common stock - $5 par value,
  authorized 150,000,000 shares; issued and outstanding
  89,977,610 shares, 91,474,425 shares and
  46,999,455 shares                                           450            457            235
Additional paid-in capital                                  9,801         10,287          1,136
Retained earnings                                           2,959          2,749          2,366
Cumulative foreign currency translation adjustments            --             (4)            (4)
Investment securities valuation allowance                     (40)            23            (20)
                                                         --------       --------        -------

     Total stockholders' equity                            13,595         14,112          4,202
                                                         --------       --------        -------

     Total liabilities and stockholders' equity          $101,863       $108,888        $48,978
                                                         --------       --------        -------
                                                         --------       --------        -------
-----------------------------------------------------------------------------------------------

                   WELLS FARGO & COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------
                                                        Quarter ended March 31,
                                                        ----------------------

(in millions)                                               1997          1996
------------------------------------------------------------------------------

PREFERRED STOCK
Balance, beginning of quarter                            $   600        $  489
Preferred stock redeemed                                    (175)           --
                                                         -------        ------
Balance, end of quarter                                      425           489
                                                         -------        ------
COMMON STOCK
Balance, beginning of quarter                                457           235
Common stock issued under employee benefit and
  dividend reinvestment plans                                  1            --
Common stock repurchased                                      (8)           --
                                                         -------        ------
Balance, end of quarter                                      450           235
                                                         -------        ------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                             10,287         1,135
Common stock issued under employee benefit and
  dividend reinvestment plans                                 23             7
Common stock repurchased                                    (509)           (6)
                                                         -------        ------
Balance, end of quarter                                    9,801         1,136
                                                         -------        ------
RETAINED EARNINGS
Balance, beginning of quarter                              2,749         2,174
Net income                                                   339           264
Preferred stock dividends                                    (10)          (10)
Common stock dividends                                      (119)          (62)
                                                         -------        ------
Balance, end of quarter                                    2,959         2,366
                                                         -------        ------
CUMULATIVE FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS
Balance, beginning of quarter                                 (4)           (4)
Translation adjustments                                        4            --
                                                         -------        ------
Balance, end of quarter                                       --            (4)
                                                         -------        ------
INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of quarter                                 23            26
Change in unrealized net gain, after applicable taxes        (63)          (46)
                                                         -------        ------
Balance, end of quarter                                      (40)          (20)
                                                         -------        ------

  Total stockholders' equity                             $13,595        $4,202
                                                         -------        ------
                                                         -------        ------
------------------------------------------------------------------------------

                              WELLS FARGO & COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------
                                                                                      Quarter ended
                                                                                           March 31,
                                                                            -----------------------
(in millions)                                                                   1997           1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   339        $   264
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                 105             --
       Depreciation and amortization                                             223             71
       Deferred income tax provision                                               3             --
       Increase (decrease) in net deferred loan fees                              (3)             1
       Net (increase) decrease in accrued interest receivable                     54             (8)
       Net increase in accrued interest payable                                   71             25
       Other, net                                                                382             75
                                                                             -------        -------
Net cash provided by operating activities                                      1,174            428
                                                                             -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities at fair value
    Proceeds from sales                                                          150             --
    Proceeds from prepayments and maturities                                   1,100            419
    Purchases                                                                   (478)           (14)
  Net decrease in loans resulting from originations and collections            1,833            258
  Proceeds from sales (including participations) of loans                         81             51
  Purchases (including participations) of loans                                  (39)           (37)
  Proceeds from sales of foreclosed assets                                        48             21
  Net (increase) decrease in federal funds sold and securities
    purchased under resale agreements                                            (22)           128
  Other, net                                                                     272           (245)
                                                                             -------        -------
Net cash provided by investing activities                                      2,945            581
                                                                             -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                    (5,394)        (1,176)
  Net decrease in short-term borrowings                                         (504)          (508)
  Proceeds from issuance of senior debt                                           --            100
  Repayment of senior debt                                                      (175)            --
  Proceeds from issuance of guaranteed preferred beneficial interests
    in Company's subordinated debentures                                         149             --
  Proceeds from issuance of common stock                                          24              7
  Redemption of preferred stock                                                 (175)            --
  Repurchase of common stock                                                    (517)            (6)
  Payment of cash dividends on preferred stock                                   (10)           (10)
  Payment of cash dividends on common stock                                     (119)           (62)
  Other, net                                                                    (604)            (8)
                                                                             -------        -------
Net cash used by financing activities                                         (7,325)        (1,663)
                                                                             -------        -------
  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                    (3,206)          (654)

Cash and cash equivalents at beginning of quarter                             11,736          3,375
                                                                             -------        -------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                  $ 8,530        $ 2,721
                                                                             -------        -------
                                                                             -------        -------
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                 $   490        $   305
    Income taxes                                                             $    73        $    75
  Noncash investing activities:
    Transfers from loans to foreclosed assets                                $    26        $    35
---------------------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                             NOTE TO FINANCIAL STATEMENTS


MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate). The Merger was accounted for as a purchase transaction. Accordingly, the results of operations of First Interstate are included with those of the Company for periods subsequent to the date of the Merger.

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill since April 1, 1996 included accruals totaling approximately $324 million ($191 million after tax) related to the disposition of premises, including an accrual of $127 million ($75 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state.
The California dispositions included 176 branch closures during 1996 and five branch closures in the first quarter of 1997. In addition, 31 branch dispositions have been or are scheduled to be completed in the second quarter of 1997. The Company also entered into definitive agreements with several institutions to sell 20 former First Interstate branches, including deposits, located in California. The sales of 17 of these branches were closed in the first quarter of 1997. The sales of the remaining three branches are expected to be completed in the third quarter of 1997. The out-of-state dispositions include 17 branch closures that were completed in the first quarter of 1997, as well as 23 branch closures which have been or are scheduled to be completed in the second quarter of 1997. The Company also entered into definitive agreements with several institutions to sell 88 former First Interstate out-of-state branches, including deposits. The remaining 24 California and 108 out-of-state dispositions associated with the goodwill adjustment are expected to be completed in 1997. (See Noninterest Income section for information on other, Wells Fargo branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $481 million ($284 million after tax) related to severance of former First Interstate employees throughout the Company who will be displaced. Severance payments totaling $214 million were paid since the second quarter of 1996, including $63 million in the first quarter of 1997.

In the first quarter of 1997, the Company completed the sale of the Corporate and Municipal Bond Administration (Corporate Trust) business to the Bank of New York.

The $7,267 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill) is amortized using the straight-line method over 25 years.

                         [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                      FINANCIAL REVIEW

SUMMARY FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       % Change
                                                                                      Quarter ended          Mar. 31, 1997 from
                                                             --------------------------------------          ------------------
                                                              MAR. 31,       Dec. 31,       Mar. 31,       Dec. 31,     Mar. 31,
(in millions)                                                    1997           1996           1996           1996         1996
-------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                                   $    339       $    123        $   264            176%          28%
Net income applicable to common stock                             329            103            254            219           30
Per common share
  Net income                                                 $   3.62       $   1.12        $  5.39            223          (33)
  Dividends declared                                             1.30           1.30           1.30             --           --

Average common shares outstanding                                90.8           92.2           47.0             (2)          93

Profitability ratios (annualized)
  Net income to average total assets (ROA)                       1.31%          0.45%          2.16%           191          (39)
  Net income applicable to common stock to
     average common stockholders' equity (ROE)                  10.02           2.99          28.34            235          (65)

Efficiency ratio (1)                                             60.3%          82.0%          55.1%           (26)           9

Average loans                                                $ 65,493       $ 67,097        $35,025             (2)          87
Average assets                                                105,430        107,308         49,134             (2)         115
Average core deposits                                          77,622         80,776         36,819             (4)         111

Net interest margin                                              6.14%          6.14%          6.18%             --          (1)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock                        $    443       $    222        $   262            100           69
Net income per common share                                      4.88           2.41           5.58            102          (13)
ROA                                                              1.90%          0.97%          2.25%            96          (16)
ROE                                                             36.67          16.99          32.74            116           12
Efficiency ratio                                                 52.9           74.0           54.3            (29)          (3)

AT QUARTER END
Investment securities                                        $ 12,634       $ 13,505        $ 8,435             (6)          50
Loans                                                          65,436         67,389         35,167             (3)          86
Allowance for loan losses                                       1,922          2,018          1,681             (5)          14
Goodwill                                                        7,312          7,322            373             --           --
Assets                                                        101,863        108,888         48,978             (6)         108
Core deposits                                                  76,156         81,581         37,414             (7)         104
Common stockholders' equity                                    13,170         13,512          3,713             (3)         255
Stockholders' equity                                           13,595         14,112          4,202             (4)         224
Tier 1 capital (3)                                              6,407          6,565          3,856             (2)          66
Total capital (Tiers 1 and 2) (3)                               9,891         10,000          5,353             (1)          85

Capital ratios
  Common stockholders' equity to assets                         12.93%         12.41%          7.58%             4           71
  Stockholders' equity to assets                                13.35          12.96           8.58              3           56
  Risk-based capital (3)
     Tier 1 capital                                              7.80           7.68           9.40              2          (17)
     Total capital                                              12.05          11.70          13.04              3          (18)
  Leverage (3)                                                   6.61           6.65           7.91             (1)         (16)

Book value per common share                                  $ 146.37       $ 147.72        $ 79.01             (1)          85

Staff (active, full-time equivalent)                           34,486         36,902         18,748             (7)          84

COMMON STOCK PRICE
High                                                         $ 319.25       $ 289.88        $261.25             10           22
Low                                                            271.00         250.25         203.13              8           33
Quarter end                                                    284.13         269.75         261.25              5            9

-------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $31 million and $1,095 million, respectively, for the quarter ended March 31, 1997. Goodwill amortization and average balance (which are not tax effected) were $83 million and $7,306 million, respectively, for the quarter ended
    March 31, 1997.
(3) See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

On April 1, 1996, the Company completed its acquisition (Merger) of First Interstate Bancorp (First Interstate). As a result, the financial information presented in this Form 10-Q for the first quarter of 1996 does not reflect the effects of the acquisition. Since the Company's results of operations for the periods subsequent to the Merger's consummation reflect amounts recognized from the combined operations, they cannot be divided between or attributed directly to either of the two former entities.

In most of the Company's income and expense categories and net income, the increases in the amounts reported for the first quarter of 1997 compared to the amounts reported for the same quarter of 1996 resulted from the Merger. The increases in substantially all of the categories of the Company's balance sheet between amounts reported at March 31, 1997 and those reported at March 31, 1996 also resulted from the Merger. Other significant factors affecting the Company's results of operations and financial position are described in the applicable sections below.

Net income for the first quarter of 1997 was $339 million, compared with $123 million for the fourth quarter of 1996 and $264 million for the first quarter of 1996. Net income per share for the first quarter of 1997 was $3.62, compared with $1.12 in the fourth quarter of 1996 and $5.39 in the first quarter of 1996.

Return on average assets (ROA) was 1.31% and return on average common equity
(ROE) was 10.02% for the first quarter of 1997, compared with .45% and 2.99%, respectively, for the fourth quarter of 1996, and 2.16% and 28.34%, respectively, for the first quarter of 1996.

Earnings before the amortization of goodwill and nonqualifying CDI ("cash" or "tangible" earnings) for the first quarter of 1997 were $4.88 per share, compared with $2.41 per share in the fourth quarter of 1996 and $5.58 per share for the first quarter of 1996. On the same basis, ROA was 1.90% and ROE was 36.67% in the first quarter of 1997, compared with .97% and 16.99%, respectively, in the fourth quarter of 1996 and 2.25% and 32.74%, respectively, in the first quarter of 1996.

Following the Merger, "cash" earnings, as well as "cash" ROA and ROE, are the measures of performance which will be most comparable with prior quarters. They are also the most relevant measures of financial performance for shareholders because they measure the Company's ability to support growth, pay dividends and repurchase stock. (See page 22 for additional information.)

The increase in reported EPS and "cash" EPS from the fourth quarter of 1996 is substantially due to the fourth quarter 1996 estimated expenses related to the First Interstate integration of about $300 million and the $96 million accrual related to the disposition of operations associated with scheduled branch closures, partially offset by an increase of $35 million in the loan loss provision in the first quarter of 1997.

Net interest income on a taxable-equivalent basis was $1,216 million, $1,253 million and $676 million in the first quarter of 1997, fourth quarter and first quarter of 1996, respectively. The increase in net interest income in the first quarter of 1997 compared with the same period of 1996 was predominantly due to an increase in average earning assets as a result of the Merger. The Company's net interest margin was 6.14% for the first quarter of 1997, compared with 6.18% in the same quarter of 1996 and 6.14% in the fourth quarter of 1996.

Noninterest income was $640 million in the first quarter of 1997, compared with $354 million in the same period of 1996.

Noninterest expense in the first quarter of 1997 was $1,117 million, compared with $567 million for the same period of 1996. In addition to the effect of combining operations of First Interstate with the Company, the increase reflected goodwill and nonqualifying CDI amortization, severance for Wells Fargo employees and other integration expenditures.

The Company expects to meet its pre-merger objective of realizing annual cost savings of $800 million not later than 18 months after the date of the Merger. About 50% ($100 million, or $400 million annualized) of the cost savings were realized in the first quarter of 1997. The Company believes that substantially all of the impact of revenue losses due to the Merger was recognized by the first quarter of 1997, with revenue growth expected to resume in the second half of 1997. For additional discussion of the Company's plan for branch closures and consolidations, see Note to Financial Statements.

The provision for loan losses in the first quarter of 1997 was $105 million, compared with no provision for the same period in 1996. During the first quarter of 1997, net charge-offs totaled $201 million, or 1.23% of average loans (annualized). This compared with $178 million, or 1.04%, during the fourth quarter of 1996 and $113 million, or 1.30%, during the first quarter of 1996. The allowance for loan losses was 2.94% of total loans at March 31, 1997, compared with 3.00% at December 31, 1996 and 4.78% at March 31, 1996.

Total nonaccrual and restructured loans were $655 million, or 1.0% of total loans, at March 31, 1997, compared with $724 million, or 1.1%, at December 31, 1996 and $537 million, or 1.5%, at March 31, 1996. Foreclosed assets amounted to $207 million at March 31, 1997, compared with $219 million at December 31, 1996 and $198 million at March 31, 1996.

Common stockholders' equity to total assets was 12.93% at March 31, 1997, compared with 12.41% and 7.58% at December 31, 1996 and March 31, 1996, respectively. The Company's total risk-based capital (RBC) ratio at
March 31, 1997 was 12.05% and its Tier 1 RBC ratio was 7.80%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At December 31, 1996, the Company's ratios were 11.70% and 7.68%, respectively; at
March 31, 1996, these ratios were 13.04% and 9.40%, respectively.   The
Company's leverage ratios were 6.61%, 6.65% and 7.91% at March 31, 1997, December 31, 1996 and March 31, 1996, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline for banks of 5%.

The Company has bought in the past, and will continue to buy, shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock. Under these programs, the Company has repurchased a total of 6.3 million shares (net of shares issued) since April 1996, including 1.5 million shares (net of shares issued) in the first quarter of 1997. The Company currently expects to repurchase approximately 1.5 million shares (net of shares issued) per quarter in 1997.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS (net income applicable to common stock divided by average common shares outstanding and, if dilution is 3% or more, common stock equivalents) with a presentation of basic EPS (net income applicable to common stock divided by average common shares outstanding), which the Company currently presents. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of both EPS computations.

This Statement is effective with the year-end 1997 financial statements. Earlier application is not permitted; however, the Statement requires restatement of all prior period EPS data presented, including interim periods. The basic and diluted EPS under FAS 128 for the Company's first quarter 1997 would not differ materially from the existing primary and fully diluted EPS under APB 15.

LINE OF BUSINESS RESULTS

The line of business results show the financial performance of the Company's major business units. The table on pages 12 and 13 presents the line of business results for the quarters ended March 31, 1997 and 1996. First Interstate results prior to April 1, 1996 are not included and, therefore, the 1997 quarter is not comparable to 1996.

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

--------------------------------------------------------------------------------
(income/expense in millions,               Retail       Business
 average balances in billions)       Distribution        Banking     Investment
                                            Group          Group          Group
                                    -------------------------------------------

QUARTER ENDED MARCH 31,              1997    1996    1997   1996    1997   1996

Net interest income (1)             $ 267    $113   $ 187   $ 97   $ 202  $  99
Provision for loan losses (2)          --      --      30     16       1     --
Noninterest income (3)                298     160      66     44     134     65
Noninterest expense (3)               493     265     119     70     153     85
                                    -----   -----   -----  -----   -----  -----
Income before income
  tax expense (benefit)                72       8     104     55     182     79
Income tax expense (benefit) (4)       29       3      43     23      74     33
                                    -----   -----   -----  -----   -----  -----
        Net income                  $  43    $  5   $  61   $ 32   $ 108  $  46
                                    -----   -----   -----  -----   -----  -----
                                    -----   -----   -----  -----   -----  -----

Average loans                       $  --    $ --   $ 5.2   $3.0   $ 1.9  $ 0.5
Average assets                        2.0     1.0     7.3    4.1     3.1    0.8
Average core deposits                19.4     9.3    12.3    6.3    35.4   18.2
Return on equity (5)                   16%      4%     32%    31%     62%    47%
Risk-adjusted efficiency ratio (6)     96%    106%     70%    72%     55%    63%
--------------------------------------------------------------------------------

(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups in 1997 and 1996 is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $97 million and $50 million for the quarters ended March 31, 1997 and 1996, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

The following describes the major business units.

The Retail Distribution Group sells and services a complete line of retail financial products for consumers and small businesses. In addition to the 24-hour Telephone Banking Centers and Wells Fargo's Online Financial Services (the Company's personal computer banking services), the Group encompasses Physical Distribution's network of traditional branches, in-store branches, banking centers and ATMs. Retail Distribution also includes the consumer checking business, which primarily uses the network as a source of new customers.

At March 31, 1997, there were 1,216 traditional branches and 723 in-store branches and banking centers with 2,723 ATM locations throughout the Western United States.

Average consumer checking core deposits for the first quarter 1997 were $18.7 billion, compared with $8.8 billion in 1996.

The Business Banking Group provides a full range of credit products and financial services to small businesses and their owners. These include lines of credit, receivables and inventory financing, equipment loans and leases, real estate financing, SBA financing, cash management, deposit and investment accounts, payroll services, retirement plans and credit and debit card processing. Business Banking customers are small businesses with annual sales up to $10 million in which the owner of the business is also the principal financial decision maker.

--------------------------------------------------------------------------------
                       Wholesale
     Real Estate        Products        Consumer                   Consolidated
           Group           Group         Lending           Other        Company
-------------------------------------------------------------------------------
    1997    1996    1997    1996    1997    1996    1997    1996    1997   1996

   $ 111    $ 66   $ 195   $ 104   $ 278   $ 184   $ (28)  $  13  $1,212  $ 676
      10       8      19      10     133      73     (88)   (107)    105     --
      18      24      82      38      93      58     (51)    (35)    640    354
      21      22     105      50     114      75     112      --   1,117    567
   -----   -----   -----   -----   -----   -----   -----   -----  ------  -----

      98      60     153      82     124      94    (103)     85     630    463
      40      25      63      35      51      40      (9)     40     291    199
   -----   -----   -----   -----   -----   -----   -----   -----  ------  -----
   $  58    $ 35   $  90   $  47   $  73   $  54   $ (94)  $  45  $  339  $ 264
   -----   -----   -----   -----   -----   -----   -----   -----  ------  -----
   -----   -----   -----   -----   -----   -----   -----   -----  ------  -----

   $ 9.4    $7.0   $17.0   $ 8.9   $24.3   $11.8   $ 7.7   $ 3.8  $ 65.5  $35.0
    10.1     7.5    22.4    10.0    25.4    12.2    35.1    13.5   105.4   49.1
     0.3     0.1     9.6     2.6     0.4     0.2     0.2     0.1    77.6   36.8
      24%     20%     24%     25%     19%     28%     --%     --%     10%    28%
      56%     68%     68%     64%     79%     66%     --%     --%     --%    --%
--------------------------------------------------------------------------------

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




Core deposits for the first quarter 1997 averaged $12.3 billion, compared with $6.3 billion in 1996. Loans averaged $5.2 billion, compared with $3.0 billion in 1996.

The Investment Group is responsible for the sales and management of savings and investment products, investment management and fiduciary and brokerage services to institutions, retail customers and high net worth individuals. This includes the Stagecoach and Overland Express families of mutual funds as well as personal trust, employee benefit trust and agency assets. It also includes product management for market rate accounts, savings deposits, Individual Retirement Accounts (IRAs) and time deposits. Within this Group, Private Client Services operates as a fully integrated financial services organization focusing on banking/credit, trust services, investment management and full service and discount brokerage.

During the first quarter, the Group established Wells Capital Management, a registered investment advisor and wholly owned subsidiary of Wells Fargo Bank, N.A. Wells Capital Management will focus on the management of institutional accounts, mutual funds and collective investment funds. In addition, the Bank closed the sale of the Corporate and Municipal Bond Administration (Corporate Trust) business to The Bank of New York in March 1997.

Assets under management at March 31, 1997 were $57.6 billion, compared with $36.1 billion at March 31, 1996. For the first quarter ending 1997, average loans were $1.9 billion and average core deposits were $35.4 billion, compared with average loans of $0.5 billion and average core deposits of $18.2 billion for the same period in 1996.

The Real Estate Group provides a complete line of services supporting the commercial real estate market. Products and services include construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real Estate Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield bonds, origination of permanent loans for securitization, loan syndications and commercial real estate loan servicing. The Real Estate Group's loans averaged $9.4 billion in first quarter 1997, compared with $7.0 billion in the same period of 1996.

The Wholesale Products Group serves businesses with annual sales in excess of
$5 million and maintains relationships with major corporations throughout the United States. The Group is responsible for soliciting and maintaining credit and noncredit relationships with businesses by offering a variety of products and services, including traditional commercial loans and lines, letters of credit, international trade facilities, foreign exchange services, cash
management and electronic products.   The Group includes the majority ownership
interest in the Wells Fargo HSBC Trade Bank that provides trade financing, letters of credit and collection services. The Wholesale Products Group's loans averaged $17.0 billion in first quarter 1997, compared with $8.9 billion in 1996, and average core deposits were $9.6 billion, compared with $2.6 billion in 1996.

Consumer Lending offers a full array of consumer loan products, including credit cards, transportation (auto, recreational vehicle, marine) financing, home equity lines and loans, lines of credit and installment loans. The loan portfolio for first quarter 1997 averaged $24.3 billion, consisting of $5.3 billion in credit cards, $11.9 billion in equity/unsecured loans and $7.1 billion in transportation financing. This compares with $3.9 billion in credit cards, $5.5 billion in equity/unsecured loans and $2.4 billion in transportation financing in 1996.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $1,216 million in the first quarter of 1997, compared with $676 million in the first quarter of 1996. The Company's net interest margin was 6.14% in the first quarter of 1997, compared with 6.18% in the first quarter of 1996.

Interest income included hedging income of $25 million in the first quarter of 1997, compared with $10 million in the first quarter of 1996. Interest expense included hedging income of $2 million in the first quarter of 1997, compared with $1 million in the same quarter of 1996.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 16 and 17.

Loans averaged $65.5 billion in the first quarter of 1997, compared with $67.1 billion and $35.0 billion in the fourth quarter and first quarter of 1996, respectively. A major portion of the decrease in average loan balance from the fourth quarter of 1996 was due to intentional runoff in the corporate banking side of commercial loans acquired in the Merger, as well as payments and payoffs of other real estate mortgages, including those acquired in the Merger. The decrease is also partially due to normal and service-related attrition, seasonality and a de-emphasis of direct auto lending in revolving credit and monthly payments, as well as the expected runoff in the real estate 1-4 family mortgage portfolio.

Investment securities averaged $13.1 billion during the first quarter of 1997, compared with $13.2 billion and $8.7 billion in the fourth quarter and first quarter of 1996, respectively.

Average core deposits were $77.6 billion, $80.8 billion and $36.8 billion and funded 74%, 75% and 75% of the Company's average total assets in the first quarter of 1997, fourth quarter and first quarter of 1996, respectively. The decrease in average core deposits from the fourth quarter of 1996 was primarily due to customer attrition due to service-related issues and a decline in interest-bearing checking deposits related to moving customer deposits to off-balance sheet sweep products.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)(1)(2)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Quarter Ended
                                               ----------------------------------------------------------------------------------
                                                                             MARCH 31,                                December 31,
                                                                                 1997                                        1996
                                               --------------------------------------       -------------------------------------
                                                                             INTEREST                                    Interest
                                                AVERAGE        YIELDS/        INCOME/        Average        Yields/       income/
(in millions)                                   BALANCE          RATES        EXPENSE        balance          rates       expense
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale agreements            $    374           5.43%        $    5       $    570           5.88%        $    8
Investment securities at fair value (3):
  U.S. Treasury securities                        2,916           6.04             43          2,624           6.06             40
  Securities of U.S. government agencies
    and corporations                              6,703           6.41            107          7,017           6.41            112
  Private collateralized mortgage
    obligations                                   3,134           6.57             52          3,105           6.67             52
  Other securities                                  368           6.35              6            440           6.83              7
                                               --------                        ------      ---------                      --------
      Total investment securities at
        fair value                               13,121           6.36            208         13,186           6.42            211
Loans:
  Commercial                                     18,406           8.98            409         18,897           8.93            424
  Real estate 1-4 family first mortgage          10,236           7.41            189         10,535           7.42            196
  Other real estate mortgage                     11,550          10.89            310         12,039           9.54            288
  Real estate construction                        2,299           9.75             55          2,311          10.52             61
  Consumer:
    Real estate 1-4 family junior
      lien mortgage                               6,170           9.30            142          6,348           9.45            151
    Credit card                                   5,330          14.07            188          5,335          14.65            195
    Other revolving credit and
      monthly payment                             8,271           9.27            189          8,522           9.47            203
                                               --------                        ------      ---------                      --------
        Total consumer                           19,771          10.57            519         20,205          10.83            549
  Lease financing                                 3,079           8.84             68          2,936           8.71             64
  Foreign                                           152           7.34              3            174           7.80              3
                                               --------                        ------      ---------                      --------
        Total loans                              65,493           9.57          1,553         67,097           9.42          1,585
Other                                               706           6.25             11            709           6.15             11
                                               --------                        ------      ---------                      --------
          Total earning assets                 $ 79,694           8.99          1,777       $ 81,562           8.88          1,815
                                               --------                        ------      ---------                      --------
                                               --------                                    ---------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                    $  1,913           1.14              5       $  3,000           1.28             10
  Market rate and other savings                  34,103           2.55            214         34,012           2.66            227
  Savings certificates                           15,518           5.05            193         15,785           5.07            201
  Other time deposits                               180           3.94              2            331           6.79              5
  Deposits in foreign offices                       559           5.13              7            227           4.85              3
                                               --------                        ------      ---------                      --------
      Total interest-bearing deposits            52,273           3.27            421         53,355           3.33            446
Federal funds purchased and securities
  sold under repurchase agreements                2,425           5.18             31          1,493           5.29             20
Commercial paper and other short-term
  borrowings                                        230           5.07              2            416           3.66              4
Senior debt                                       2,001           6.19             31          2,240           6.19             35
Subordinated debt                                 2,939           6.92             51          2,941           6.90             51
Guaranteed preferred beneficial interests
  in Company's subordinated debentures            1,251           7.85             25            326           7.86              6
                                               --------                        ------      ---------                      --------
        Total interest-bearing
          liabilities                            61,119           3.72            561         60,771           3.68            562
Portion of noninterest-bearing
  funding sources                                18,575             --             --         20,791             --             --
                                               --------                        ------      ---------                      --------
          Total funding sources                $ 79,694           2.85            561       $ 81,562           2.74            562
                                               --------                        ------      ---------                      --------
                                               --------                                    ---------

NET INTEREST MARGIN AND NET INTEREST
  INCOME ON A TAXABLE-EQUIVALENT
  BASIS (4)                                                       6.14%        $1,216                          6.14%      $  1,253
                                                             ---------         ------                     ---------       --------
                                                             ---------         ------                     ---------       --------
NONINTEREST-EARNING ASSETS
Cash and due from banks                        $  9,956                                     $ 10,539
Goodwill                                          7,306                                        7,362
Other                                             8,474                                        7,845
                                               --------                                    ---------
          Total noninterest-earning assets     $ 25,736                                     $ 25,746
                                               --------                                    ---------
                                               --------                                    ---------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                       $ 26,088                                     $ 27,979
Other liabilities                                 4,370                                        3,917
Preferred stockholders' equity                      548                                          934
Common stockholders' equity                      13,305                                       13,707
Noninterest-bearing funding sources
  used to fund earning assets                   (18,575)                                     (20,791)
                                               --------                                    ---------
          Net noninterest-bearing
            funding sources                    $ 25,736                                     $ 25,746
                                               --------                                    ---------
                                               --------                                    ---------

TOTAL ASSETS                                   $105,430                                     $107,308
                                               --------                                    ---------
                                               --------                                    ---------
---------------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.27%, 8.25% and 8.33% for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.57%, 5.53% and 5.40% for the same quarters, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $13,116 million, $13,145 million and $8,614 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(4) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all quarters presented.

                                         --------------------------------------
                                                                  Quarter ended
                                         --------------------------------------
                                                                       March 31,
                                                                           1996
                                         --------------------------------------
                                                                       Interest
                                            Average       Yields/       income/
(in millions)                               balance        rates        expense
-------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale agreements         $   125          5.68%       $    2
Investment securities at fair value (3):
  U.S. Treasury securities                    1,356          5.52            18
  Securities of U.S. government agencies
    and corporations                          4,991          5.95            75
  Private collateralized mortgage
    obligations                               2,078          6.05            31
  Other securities                              225          7.70             4
                                            -------                      ------
      Total investment securities at
        fair value                            8,650          5.95           128

Loans:
  Commercial                                  9,308          9.96           231
  Real estate 1-4 family first mortgage       4,400          7.56            83
  Other real estate mortgage                  8,197          9.23           188
  Real estate construction                    1,327          9.98            33
  Consumer:
    Real estate 1-4 family junior
      lien mortgage                           3,334          8.50            71
    Credit card                               3,933         15.56           153
    Other revolving credit and
      monthly payment                         2,598         11.19            71
                                            -------                      ------
        Total consumer                        9,865         12.02           295
  Lease financing                             1,897          9.20            44
  Foreign                                        31          6.96             1
                                            -------                      ------
        Total loans                          35,025         10.03           875
Other                                            69          6.34             1
                                            -------                      ------
          Total earning assets              $43,869          9.21        $1,006
                                            -------                      ------
                                            -------                      ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                 $   856           .99             2
  Market rate and other savings              17,991          2.52           113
  Savings certificates                        8,636          5.24           113
  Other time deposits                           341          7.26             6
  Deposits in foreign offices                   524          5.42             7
                                            -------                      ------
      Total interest-bearing deposits        28,348          3.41           241
Federal funds purchased and securities
  sold under repurchase agreements            2,706          5.36            36
Commercial paper and other short-term
  borrowings                                    405          5.27             5
Senior debt                                   1,710          6.26            26
Subordinated debt                             1,266          6.85            22
Guaranteed preferred beneficial interests
  in Company's subordinated debentures           --            --            --
                                            -------                      ------
        Total interest-bearing
          liabilities                        34,435          3.86           330
Portion of noninterest-bearing
  funding sources                             9,434            --            --
                                            -------                      ------
          Total funding sources             $43,869          3.03           330
                                            -------                      ------
                                            -------

NET INTEREST MARGIN AND NET INTEREST                         6.18%       $  676
  INCOME ON A TAXABLE-EQUIVALENT                        ---------        ------
  BASIS (4)                                             ---------        ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                     $ 2,873
Goodwill                                        377
Other                                         2,015
                                            -------
          Total noninterest-earning
            assets                          $ 5,265
                                            -------
                                            -------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                    $ 9,336
Other liabilities                             1,277
Preferred stockholders' equity                  489
Common stockholders' equity                   3,597
Noninterest-bearing funding sources
  used to fund earning assets                (9,434)
          Net noninterest-bearing           -------
            funding sources                 $ 5,265
                                            -------
                                            -------
TOTAL ASSETS                                $49,134
                                            -------
                                            -------
---------------------------------------------------

NONINTEREST INCOME

-----------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                                       ended March 31,
                                                             ------------------------
                                                                                                   %
(in millions)                                                     1997           1996         Change
-----------------------------------------------------------------------------------------------------
Service charges on deposit accounts                               $221           $122             81%
Fees and commissions:
   Credit card membership and other
      credit card fees                                              45             26             73
   Shared ATM network fees                                          39             13            200
   Charges and fees on loans                                        31             17             82
   Debit and credit card merchant fees                              22             15             47
   Mutual fund and annuity sales fees                               16              8            100
   All other                                                        61             39             56
                                                                  ----           ----
      Total fees and commissions                                   214            118             81
Trust and investment services income:
   Asset management and custody fees                                61             35             74
   Mutual fund management fees                                      40             21             90
   All other                                                         8              3            167
                                                                  ----           ----
      Total trust and investment services income                   109             59             85
Investment securities gains                                          4             --             --
Income from equity investments accounted for by the:
   Cost method                                                      51             35             46
   Equity method                                                    16              2            700
Check printing charges                                              17              9             89
Gains from dispositions of operations                                7              5             40
Gains on sales of loans                                              6              4             50
Losses on dispositions of premises and equipment                   (30)           (11)           173
All other                                                           25             11            127
                                                                  ----           ----

   Total                                                          $640           $354             81%
                                                                  ----           ----           ----
                                                                  ----           ----           ----
-----------------------------------------------------------------------------------------------------

     The overall increase in noninterest income reflected the impact of the Merger.

     "All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $24 million and $16 million for the first quarter of 1997 and 1996, respectively. The related amortization expense was $18 million and $11 million for the first quarter of 1997 and 1996, respectively. The balance of purchased mortgage servicing rights was $287 million and $170 million at March 31, 1997 and 1996, respectively.
     The purchased mortgage loan servicing portfolio totaled $27 billion at March 31, 1997, compared with $16 billion at March 31, 1996.

     A major portion of the increase in trust and investment services income for the first quarter ended March 31, 1997 was due to greater mutual fund management fees, reflecting the overall growth in the fund families' net assets, including the Pacifica funds previously managed by First Interstate. The Company managed 28 of the Stagecoach family of mutual funds consisting of $14.4 billion of assets at March 31, 1997, compared with 16 funds consisting of $7.5 billion of assets at March 31, 1996. The Company also manages the Overland Express family of 14 mutual funds, which had $5.2 billion of assets under management at March 31, 1997, compared with $3.9 billion at March 31, 1996, and is sold through brokers around the country. In addition to managing Stagecoach and Overland Express Funds, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $191 billion (including $136 billion from First Interstate) and $52 billion at March 31, 1997 and 1996, respectively.

     At December 31, 1996, the Company had a liability of $111 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with branch closures. Of this amount, $15 million represented the balance of the 1995 accrual for the sale of 12 traditional branches, including deposits, that closed in February 1997 and for the disposition of 11 branches, 10 of which were closed in the first quarter of 1997, and one which is expected to be sold in the third quarter of 1997. At December 31, 1996 and March 31, 1997, the remaining balance associated with branch dispositions not acquired as a result of the Merger consisted of a fourth quarter 1996 accrual of $96 million for the disposition of 137 traditional branches in California in 1997, of which 44 branches have been or are scheduled to be closed in the second quarter of 1997. The remaining 93 branch dispositions are expected to be completed by the fourth quarter of 1997.

     At March 31, 1997, the Company had 1,939 retail outlets, comprised of 1,216 traditional branches, 342 supermarket branches and 381 banking centers, in 10 Western states.

NONINTEREST EXPENSE

-----------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                                       ended March 31,
                                                             ------------------------              %
(in millions)                                                     1997           1996         Change
-----------------------------------------------------------------------------------------------------
Salaries                                                        $  341           $181             88%
Incentive compensation                                              41             32             28
Employee benefits                                                   95             54             76
Equipment                                                           94             55             71
Net occupancy                                                      102             53             92
Goodwill                                                            83              9            822
Core deposit intangible:
  Nonqualifying (1)                                                 54             --             --
  Qualifying                                                         8             10            (20)
Contract services                                                   56             42             33
Operating losses                                                    42             14            200
Telecommunications                                                  38             16            138
Postage                                                             23             15             53
Security                                                            22              6            267
Stationery and supplies                                             21             10            110
Check printing                                                      15              7            114
Outside professional services                                       15             13             15
Travel and entertainment                                            14              9             56
Outside data processing                                             13              3            333
Advertising and promotion                                           13             13             --
Foreclosed assets                                                   (9)             2             --
All other                                                           36             23             57
                                                             ---------      ---------

  Total                                                         $1,117           $567             97%
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
-----------------------------------------------------------------------------------------------------

(1) Amortization of core deposit intangibles acquired after February 1992 that are subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

In addition to the effect of combining operations of First Interstate with the Company, the overall increase in noninterest expense primarily reflected integration expenses, including intangible amortization, severance and higher expenses for contract services.

Salaries, incentive compensation and employee benefits expense increased
$210 million in the first quarter of 1997 due to higher staff levels after the consummation of the Merger. Salaries and employee benefits expense for the first quarter of 1997 included integration-related severance expense of $10 million. Additional severance expense may be incurred in future quarters as the Company continues the integration process. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 34,486 at March 31, 1997, compared with 18,748 at March 31, 1996. The Company currently expects to have about 32,000 active FTE by the fourth quarter of 1997.

Goodwill and CDI amortization resulting from the Merger were $74 million and $54 million, respectively, for the quarter ended March 31, 1997. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively.

The related impact on income tax expense is expected to be a benefit of $82 million, $73 million and $66 million in 1998, 1999 and 2000, respectively.

INCOME TAXES

The Company's effective tax rate was 46% for the first quarter of 1997, compared with 43% for the same period of 1996. The increase in the effective tax rate for the first quarter of 1997 was due to goodwill amortization related to the Merger, which is not tax deductible, partially offset by a decline in state income taxes.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended March 31, 1997:

---------------------------------------------------------------------------------------------------

                                                                                      Quarter ended
(in millions)                                                                              March 31,
                                                                                               1997
---------------------------------------------------------------------------------------------------

                                                                        Amortization
                                                             -----------------------
                                                                       Nonqualifying
                                              Reported                  core deposit         "Cash"
                                              earnings       Goodwill     intangible       earnings
----------------------------------------------------------------------------------------------------
Income before income tax expense                 $ 630           $ 83           $ 54          $ 767
    Income tax expense                             291             --             23            314
                                                 -----           ----           ----          -----
Net income                                         339             83             31            453
    Preferred stock dividends                       10             --             --             10
                                                 -----           ----           ----          -----
Net income applicable to common stock            $ 329           $ 83           $ 31          $ 443
                                                 -----           ----           ----          -----
                                                 -----           ----           ----          -----
Per common share                                 $3.62           $.91           $.35          $4.88
                                                 -----           ----           ----          -----
                                                 -----           ----           ----          -----
---------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended March 31, 1997 were calculated as follows:

----------------------------------------------------------------------------------------------------
                                                                                       Quarter ended
(in millions)                                                                               March 31,
                                                                                                1997
----------------------------------------------------------------------------------------------------

                   ROA:           A*/ (C-E) =         1.90%
                   ROE:           B*/ (D-E) =        36.67%
                   Efficiency:    (F-G) / H =         52.9%

Net income                                                                               $    453(A)
Net income applicable to common stock                                                         443(B)
Average total assets                                                                      105,430(C)
Average common stockholders' equity                                                        13,305(D)
Average goodwill ($7,306) and after-tax nonqualifying core deposit intangible ($1,095)      8,401(E)
Noninterest expense                                                                         1,117(F)
Amortization expense for goodwill and nonqualifying core deposit intangible                   137(G)
Net interest income plus noninterest income                                                 1,852(H)
----------------------------------------------------------------------------------------------------

*Annualized


These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows on page 5 for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

----------------------------------------------------------------------------------------------------------------------------
                                                        MARCH 31,                  December 31,                     March 31,
                                                            1997                          1996                          1996
                                             -------------------           -------------------           -------------------
                                                       ESTIMATED                     Estimated                     Estimated
                                                            FAIR                          fair                          fair
(in millions)                                COST          VALUE           Cost          value           Cost          value
----------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
    U.S. Treasury securities              $ 2,847        $ 2,830        $ 2,824        $ 2,837         $1,347         $1,350
    Securities of U.S. government
      agencies and corporations (1)         6,423          6,388          7,043          7,050          4,866          4,823
    Private collateralized mortgage
      obligations (2)                       3,102          3,065          3,237          3,230          2,056          2,032
    Other                                     310            309            342            343            170            180
                                          -------        -------        -------        -------         ------        -------
        Total debt securities              12,682         12,592         13,446         13,460          8,439          8,385
    Marketable equity securities               18             42             18             45             29             50
                                          -------        -------        -------        -------         ------        -------


       Total                              $12,700        $12,634        $13,464        $13,505         $8,468         $8,435
                                          -------        -------        -------        -------         ------        -------
                                          -------        -------        -------        -------         ------        -------
----------------------------------------------------------------------------------------------------------------------------

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.


The available-for-sale portfolio includes both debt and marketable equity securities. At March 31, 1997, the available-for-sale securities portfolio had an unrealized net loss of $66 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross losses of $120 million and unrealized gross gains of $54 million. At December
31, 1996, the available-for-sale securities portfolio had an unrealized net gain of $41 million, comprised of unrealized gross gains of $107 million and unrealized gross losses of $66 million. At March 31, 1996, the available-for-sale securities portfolio had an unrealized net loss of $33 million, comprised of unrealized gross losses of $95 million and unrealized gross gains of $62 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At March 31, 1997, the valuation allowance amounted to an unrealized net loss of $40 million, compared with an unrealized net gain of $23 million at December 31, 1996 and an unrealized net loss of $20 million at March 31, 1996.

The unrealized net loss in the available-for-sale portfolio at March 31, 1997 was predominantly due to investments in mortgage-backed securities. This unrealized net loss reflected current interest rates that were higher than those at the time the investments were purchased. The decline in the fair value of the investment securities portfolio is not considered to be an other-than-temporary impairment. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

During the first three months of 1997, realized gross gains resulting from the sale of available-for-sale securities were $4 million (realized gross losses were zero). During the first three months of 1996, there were no sales of available-for-sale securities.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    March 31,
                                                                                                                        1997
                                       -------------------------------------------------------------------------------------
                                                                                       Expected remaining principal maturity
                                       -------------------------------------------------------------------------------------
                                                                       Weighted
                                                                        average
                                                                       expected
                                                        Weighted      remaining             One year or less
                                            Total        average       maturity        ---------------------
(in millions)                              amount          yield   (in yrs.-mos.)       Amount         Yield
------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                  $ 2,847           6.02%          1-11         $  730          5.85%
Securities of U.S. government
  agencies and corporations                 6,423           6.60            2-5          2,405          6.72
Private collateralized mortgage
  obligations                               3,102           6.71            2-2            933          6.58
Other                                         310           6.56            2-1             93          6.49
                                          -------                                      -------

TOTAL COST OF DEBT SECURITIES             $12,682           6.50%           2-3         $4,161          6.53%
                                          -------           ----           ----        -------          ----
                                          -------           ----           ----        -------          ----
ESTIMATED FAIR VALUE                      $12,592                                       $4,132
                                          -------                                      -------
                                          -------                                      -------


                                                  After one year              After five years
                                              through five years             through ten years               After ten years
                                           ---------------------         ---------------------         ---------------------
(in millions)                               Amount         Yield         Amount          Yield         Amount          Yield
----------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                    $2,111          6.08%        $    6           6.30%          $--            6.88%
Securities of U.S. government
  agencies and corporations                  3,107          6.54            808           6.70            103           5.21
Private collateralized mortgage
  obligations                                1,956          6.78            211           6.69              2           6.98
Other                                          195          6.59             22           6.66             --           6.98
                                            ------                       ------                          ----
TOTAL COST OF DEBT SECURITIES               $7,369          6.47%        $1,047           6.69%          $105           5.24%
                                            ------          ----         ------           ----           ----           ----
                                            ------          ----         ------           ----           ----           ----

ESTIMATED FAIR VALUE                        $7,317                       $1,039                          $104
                                            ------                       ------                          ----
                                            ------                       ------                          ----
-----------------------------------------------------------------------------------------------------------------------------

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 3 months at March 31, 1997, compared with 2 years and 2 months at December 31, 1996 and 2 years and 1 month at March 31, 1996. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At March 31, 1997, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $9,453 million, or 75%, of the Company's investment securities portfolio at March 31, 1997. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $9,453 million to $9,072 million and the expected remaining maturity of these securities would increase from 2 years and 3 months to 2 years and 7 months.

LOAN PORTFOLIO

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                  % Change
                                                                                                                   Mar. 31,
                                                                                                                 1997 from
                                                                                                        ------------------
                                                           MAR. 31,       Dec. 31,       Mar. 31,     Dec. 31,     Mar. 31,
(in millions)                                                 1997           1996           1996         1996         1996
--------------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                          $19,025        $19,515        $ 9,393           (3) %       103 %
Real estate 1-4 family first mortgage                       10,032         10,425          4,346           (4)         131
Other real estate mortgage (3)                              11,497         11,860          8,274           (3)          39
Real estate construction                                     2,243          2,303          1,312           (3)          71
Consumer:
    Real estate 1-4 family junior lien mortgage              6,112          6,278          3,303           (3)          85
    Credit card                                              5,232          5,462          3,928           (4)          33
    Other revolving credit and monthly payment               7,984          8,374          2,590           (5)         208
                                                           -------        -------        -------
         Total consumer                                     19,328         20,114          9,821           (4)          97
Lease financing                                              3,152          3,003          1,991            5           58
Foreign                                                        159            169             30           (6)         430
                                                           -------        -------        -------

         Total loans (net of unearned income,
           including net deferred loan fees,
           of $598, $654 and $504)                         $65,436        $67,389        $35,167           (3) %        86 %
                                                           -------        -------        -------           ---         ---
                                                           -------        -------        -------           ---         ---
--------------------------------------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $968 million, $1,070 million and $576 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,282 million, $1,409 million and $927 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(3) Includes agricultural loans that are secured by real estate of $332 million, $325 million and $252 million at March 31, 1997,
    December 31, 1996 and March 31, 1996, respectively.


The table below presents comparative period-end commercial real estate loans.

------------------------------------------------------------------------------------------------------------
                                                                                                    % Change
                                                                                                     Mar. 31,
                                                                                                   1997 from
                                                                                       ---------------------
                                            MAR. 31,       Dec. 31,       Mar. 31,     Dec. 31,      Mar. 31,
(in millions)                                  1997           1996           1996         1996          1996
------------------------------------------------------------------------------------------------------------

Commercial loans to real
    estate developers and REITs (1)         $   968        $ 1,070        $   576          (10)%          68 %
Other real estate mortgage                   11,497         11,860          8,274           (3)           39
Real estate construction                      2,243          2,303          1,312           (3)           71
                                            -------        -------        -------
    Total                                   $14,708        $15,233        $10,162           (3)%          45 %
                                            -------        -------        -------          ----          ---
                                            -------        -------        -------          ----          ---

Nonaccrual loans                            $   330        $   376        $   349          (12)%          (5)%
                                            -------        -------        -------          ----          ---
                                            -------        -------        -------          ----          ---
Nonaccrual loans as a % of total                2.2%           2.5%           3.4%
                                            -------        -------        -------
                                            -------        -------        -------
------------------------------------------------------------------------------------------------------------

(1) Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

--------------------------------------------------------------------------------------------------
                                                             MAR. 31,       Dec. 31,       Mar. 31,
(in millions)                                                   1997           1996           1996
--------------------------------------------------------------------------------------------------
Nonaccrual loans:
    Commercial (2)(3)                                           $199           $223           $120
    Real estate 1-4 family first mortgage                         97             99             61
    Other real estate mortgage (4)                               306            349            289
    Real estate construction                                      24             25             44
    Consumer:
         Real estate 1-4 family junior lien mortgage              16             15             11
         Other revolving credit and monthly payment                1              1             --
    Lease financing                                                2              2             --
                                                                ----           ----           ----
         Total nonaccrual loans (5)                              645            714            525
Restructured loans (6)                                            10             10             12
                                                                ----           ----           ----
Nonaccrual and restructured loans                                655            724            537
As a percentage of total loans                                   1.0%           1.1%           1.5%

Foreclosed assets                                                207            219            198
Real estate investments (7)                                        5              4              7
                                                                ----           ----           ----
Total nonaccrual and restructured loans
    and other assets                                            $867           $947           $742
                                                                ----           ----           ----
                                                                ----           ----           ----
--------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of none, $2 million and $16 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(3) Includes agricultural loans of $18 million, $13 million and $6 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(4) Includes agricultural loans secured by real estate of $10 million, $10 million and $1 million at March 31, 1997, December 31, 1996 and
    March 31, 1996, respectively.
(5) Of the total nonaccrual loans, $419 million, $493 million and $392 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $50 million at March 31, 1997, December 31, 1996 and March 31, 1996 that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $50 million were considered impaired under FAS 114 at March 31, 1997, December 31, 1996 and March 31, 1996.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $158 million, $154 million and $115 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

The table below summarizes the changes in total nonaccrual loans.
-------------------------------------------------------------------
                                        MARCH 31,          March 31,
(in millions)                               1997               1996
-------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER               $714               $538
New loans placed on nonaccrual               107                113
Charge-offs                                  (52)                (9)
Payments                                    (120)               (54)
Transfers to foreclosed assets                (1)               (30)
Loans returned to accrual                     (3)               (33)
                                            ----               ----

BALANCE, END OF QUARTER                     $645               $525
                                            ----               ----
                                            ----               ----
-------------------------------------------------------------------

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

The average recorded investment in impaired loans was $480 million during the first quarter of 1997 and $439 million during the first quarter of 1996. Total interest income recognized on impaired loans was $5 million during the first quarter of 1997 and $4 million during the first quarter of 1996. The interest income for all periods was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category at March 31, 1997, December 31, 1996 and March 31, 1996:

----------------------------------------------------------------------------------------
                                                   MAR. 31,       Dec. 31,       Mar. 31,
(in millions)                                         1997           1996           1996
----------------------------------------------------------------------------------------
Commercial                                            $122           $155           $ 81
Real estate 1-4 family first mortgage                    2              1              3
Other real estate mortgage (1)                         320            362            314
Real estate construction                                23             24             44
Other                                                    2              1             --
                                                      ----           ----           ----

    Total (2)                                         $469           $543           $442
                                                      ----           ----           ----
                                                      ----           ----           ----
Impairment measurement based on:
    Collateral value method                           $362           $416           $355
    Discounted cash flow method                         79            101             70
    Historical loss factors                             28             26             17
                                                      ----           ----           ----
                                                      $469           $543           $442
                                                      ----           ----           ----
                                                      ----           ----           ----
----------------------------------------------------------------------------------------

(1) Includes accruing loans of $50 million purchased at a steep discount at March 31, 1997, December 31, 1996 and March 31, 1996 whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $28 million, $27 million and $21 million of impaired loans with a related FAS 114 allowance of $2 million, $2 million and $2 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

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

The table below summarizes the changes in foreclosed assets.
--------------------------------------------------------------------------

                                                  MARCH 31,       March 31,
(in millions)                                         1997            1996
--------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER                         $219            $186
Additions                                               25              35
Sales                                                  (34)            (18)
Charge-offs                                             (3)             (3)
Write-downs                                             (1)             (1)
Other                                                    1              (1)
                                                      ----            ----

BALANCE, END OF QUARTER                               $207            $198
                                                      ----            ----
                                                      ----            ----
--------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------
                                                                  MAR. 31,    Dec. 31,    Mar. 31,
(in millions)                                                        1997        1996        1996
-------------------------------------------------------------------------------------------------
Commercial                                                           $ 29        $ 65        $ 10
Real estate 1-4 family first mortgage                                  45          42           8
Other real estate mortgage                                             28          59           3
Real estate construction                                                3           4          --
Consumer:
    Real estate 1-4 family junior lien mortgage                        32          23           3
    Credit card                                                       139         120          97
    Other revolving credit and monthly payment                         20          20           1
                                                                     ----        ----         ---
       Total consumer                                                 191         163         101
                                                                     ----        ----         ---
    Total                                                            $296        $333        $122
                                                                     ----        ----        ----
                                                                     ----        ----        ----
-------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------

                                                                                     Quarter ended
                                                                    ------------------------------
                                                                    MARCH 31,             March 31,
(in millions)                                                           1997                  1996
--------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                                         $2,018                $1,794

Provision for loan losses                                                105                    --

Loan charge-offs:
    Commercial (1)                                                       (69)                  (13)
    Real estate 1-4 family first mortgage                                 (5)                   (4)
    Other real estate mortgage                                            (8)                   (3)
    Real estate construction                                              (1)                   (1)
    Consumer:
         Real estate 1-4 family junior lien mortgage                      (6)                   (4)
         Credit card                                                    (115)                  (86)
         Other revolving credit and monthly payment                      (56)                  (20)
                                                                     -------             ---------
              Total consumer                                            (177)                 (110)
    Lease financing                                                      (10)                   (6)
                                                                     -------             ---------
                   Total loan charge-offs                               (270)                 (137)
                                                                     -------             ---------

Loan recoveries:
    Commercial (2)                                                        13                     5
    Real estate 1-4 family first mortgage                                  1                     3
    Other real estate mortgage                                            22                     4
    Real estate construction                                               1                     1
    Consumer:
         Real estate 1-4 family junior lien mortgage                       2                     1
         Credit card                                                      11                     5
         Other revolving credit and monthly payment                       16                     3
                                                                     -------             ---------
              Total consumer                                              29                     9
    Lease financing                                                        3                     2
                                                                     -------             ---------
              Total loan recoveries                                       69                    24
                                                                     -------             ---------
                   Total net loan charge-offs                           (201)                 (113)
                                                                     -------             ---------

BALANCE, END OF QUARTER                                               $1,922                $1,681
                                                                     -------             ---------
                                                                     -------             ---------
Total net loan charge-offs as a percentage
   of average loans (annualized)                                        1.23%                 1.30%
                                                                     -------             ---------
                                                                     -------             ---------
Allowance as a percentage of total loans                                2.94%                 4.78%
                                                                     -------             ---------
                                                                     -------             ---------
--------------------------------------------------------------------------------------------------

(1) There were no charge-offs of loans (primarily unsecured) to real estate developers and REITs for either quarter presented.
(2) Includes recoveries from loans (primarily unsecured) to real estate developers and REITs of $1 million for both quarters presented.

     The table below presents net charge-offs by loan category.

--------------------------------------------------------------------------------------------------------------
                                                                                                 Quarter Ended
                                                              ------------------------------------------------
                                                                          MARCH 31,                   March 31,
                                                                              1997                        1996
                                                              --------------------          ------------------
                                                                              % OF                        % of
                                                                           AVERAGE                     average
(in millions)                                                 AMOUNT       LOANS(1)         Amount     loans(1)
---------------------------------------------------------------------------------------------------------------
Commercial                                                      $ 56          1.17 %          $  8         .34 %
Real estate 1-4 family first mortgage                              4           .16               1         .10
Other real estate mortgage                                       (14)         (.47)             (1)       (.05)
Real estate construction                                          --            --              --          --
Consumer:
    Real estate 1-4 family junior lien mortgage                    4           .26               3         .41
    Credit card                                                  104          7.92              81        8.25
    Other revolving credit and monthly payment                    40          1.94              17        2.64
                                                                ----                          ----
         Total consumer                                          148          3.05             101        4.12
Lease financing                                                    7           .86               4         .93
                                                                ----                          ----

    Total net loan charge-offs                                  $201          1.23 %          $113        1.30 %
                                                                ----          ----            ----        ----
                                                                ----          ----            ----        ----
---------------------------------------------------------------------------------------------------------------

(1) Calculated on an annualized basis.

    Included in the Commercial loan category in the first quarter of 1997 were small business commercial loan net charge-offs of $19 million (or 2.18% of average small business loans), compared with $15 million (or 1.89%) in the fourth quarter of 1996 and $9 million (or 1.90%) in the first quarter of 1996. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

    The largest category of net charge-offs in the first quarter of 1997 and 1996 was credit card loans, comprising more than 50% of total net charge-offs in each period. During the first quarter of 1997, credit card gross charge-offs due to bankruptcies were $45 million, or 39%, of total credit card gross charge-offs, compared with $46 million, or 41%, in the fourth quarter of 1996 and $29 million, or 34%, in the first quarter of 1996. In addition, credit card loans 30 to 89 days past due and still accruing totaled $189 million at March 31, 1997, compared with $199 million at December 31, 1996 and $135 million at March 31, 1996. The total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans are expected to continue for the remainder of 1997 at a level consistent with that experienced over the past year.

    The Company considers the allowance for loan losses of $1,922 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at March 31, 1997. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $105 million provision in the first quarter 1997. The Company anticipates that it will continue making incremental increases to the provision of approximately $35 million through the fourth quarter of 1997, when it is expected that the provision will approximate net charge-offs.

OTHER ASSETS

---------------------------------------------------------------------------------
                                          MARCH 31,   December 31,       March 31,
(in millions)                                 1997           1996            1996
---------------------------------------------------------------------------------
Nonmarketable equity investments            $  932         $  937          $  424
Net deferred tax asset (1)                     540            437             879
Certain identifiable intangible assets         493            471             236
Foreclosed assets                              208            219             198
Other                                        2,573          3,397             767
                                            ------         ------         -------

         Total other assets                 $4,746         $5,461          $2,504
                                            ------         ------         -------
                                            ------         ------         -------
---------------------------------------------------------------------------------

(1) Net of a valuation allowance of none at March 31, 1997, December 31, 1996 and March 31, 1996.

The Company estimates that approximately $490 million of the $540 million net deferred tax asset at March 31, 1997 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $50 million primarily relates to approximately $684 million of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.5 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Mortgage servicing rights purchased during first quarter 1997, fourth quarter 1996 and first quarter 1996 were $48 million, $28 million and $25 million, respectively. There were no retained servicing rights recognized during the same periods. Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $18 million, $17 million and $11 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively. Purchased mortgage servicing rights included in certain identifiable intangible assets were $287 million, $257 million and $170 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

Other identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $26 million, $25 million and $24 million for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (FAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for those provisions that became effective at that date. The adoption did not have a material effect on the Company's first quarter 1997 financial statements. Also, in December 1996, the FASB issued FAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement 125, which deferred to January 1, 1998 those provisions of FAS 125 related to repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption of FAS 127 is not expected to have a material effect on the Company's financial statements.

DEPOSITS

---------------------------------------------------------------------------------------
                                           MARCH 31,        December 31,       March 31,
(in millions)                                  1997                1996            1996
---------------------------------------------------------------------------------------
Noninterest-bearing                         $25,337             $29,073         $ 9,740
Interest-bearing checking                     2,350               2,792             745
Market rate and other savings                33,055              33,947          18,260
Savings certificates                         15,414              15,769           8,669
                                            -------             -------         -------
    Core deposits                            76,156              81,581          37,414
Other time deposits                             173                 186             245
Deposits in foreign offices                      98                  54             147
                                            -------             -------         -------
      Total deposits                        $76,427             $81,821         $37,806
                                            -------             -------         -------
                                            -------             -------         -------
---------------------------------------------------------------------------------------


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

The decrease in the Company's RBC and leverage ratios at March 31, 1997 compared with March 31, 1996 resulted primarily from an overall increase in risk-weighted assets due to the Merger. The increase in the Company's RBC ratios at March 31, 1997 compared with December 31, 1996 resulted primarily from a decrease in total risk-weighted assets. However, the decrease in the average (nonrisk-weighted) assets used in the leverage ratio did not decrease as significantly as risk-weighted assets. Substantially due to the repurchase of common stock and redemption of preferred stock, the leverage ratio decreased slightly.

In April 1997, the Company announced that it will redeem all outstanding depositary shares representing its Series G preferred stock, totaling $150 million, on May 29, 1997. This stock was included in the risk-based capital and leverage ratios as of March 31, 1997.

The table below presents the Company's risk-based capital and leverage ratios.

-----------------------------------------------------------------------------------------------
                                                        MAR. 31,       Dec. 31,       Mar. 31,
(in billions)                                              1997           1996           1996
-----------------------------------------------------------------------------------------------
Tier 1:
    Common stockholders' equity                           $13.2         $ 13.5         $  3.7
    Preferred stock (1)                                      .4             .4             .5
    Guaranteed preferred beneficial interests in
         Company's subordinated debentures                  1.2            1.2             --
    Goodwill and other deductions (2)                      (8.4)          (8.5)           (.3)
                                                          -----         ------         ------
         Total Tier 1 capital                               6.4            6.6            3.9
                                                          -----         ------         ------
Tier 2:
    Preferred securities in excess of Tier 1 limitation      .1             --             --
    Mandatory convertible debt                               .2             .2             --
    Subordinated debt and unsecured senior debt             2.2            2.1            1.0
    Allowance for loan losses allowable in Tier 2           1.0            1.1             .5
                                                          -----         ------         ------
         Total Tier 2 capital                               3.5            3.4            1.5
                                                          -----         ------         ------

              Total risk-based capital                    $ 9.9         $ 10.0         $  5.4
                                                          -----         ------         ------
                                                          -----         ------         ------

Risk-weighted balance sheet assets                        $79.0         $ 82.2         $ 38.9
Risk-weighted off-balance sheet items:
    Commitments to make or purchase loans                  10.1           10.1            2.8
    Standby letters of credit                               1.7            2.1             .6
    Other                                                    .6             .5             .3
                                                          -----         ------         ------
         Total risk-weighted off-balance sheet items       12.4           12.7            3.7
                                                          -----         ------         ------
Goodwill and other deductions (2)                          (8.4)          (8.5)           (.4)
Allowance for loan losses not included in Tier 2            (.9)           (.9)          (1.2)
                                                          -----         ------         ------

         Total risk-weighted assets                       $82.1         $ 85.5         $ 41.0
                                                          -----         ------         ------
                                                          -----         ------         ------
Risk-based capital ratios:
    Tier 1 capital (4% minimum requirement)                7.80%          7.68%          9.40%
    Total capital (8% minimum requirement)                12.05          11.70          13.04

Leverage ratio (3% minimum requirement) (3)                6.61%          6.65%          7.91%
-----------------------------------------------------------------------------------------------

(1) Excludes $175 million of Series D preferred stock at March 31, 1997 and December 31, 1996 due to the Company's December 1996 announcement to redeem this series in March 1997.
(2)  Other deductions include CDI acquired after February 1992 (nonqualifying
     CDI) and the unrealized net gain (loss) on available-for-sale investment securities carried at fair value.
(3) Tier 1 capital divided by quarterly average total assets (excluding goodwill, nonqualifying CDI and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At March 31, 1997, the Bank had a Tier 1 RBC ratio of 8.64%, a combined Tier 1 and
Tier 2 ratio of 11.26% and a leverage ratio of 6.85%.

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

The Company employs various asset/liability strategies, including the use of interest rate derivative products, to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. The Company uses interest rate derivatives as an asset/liability management tool to hedge mismatches in interest rate maturities. For example, receive-fixed rate swaps are used to convert fixed-rate debt to a floating-rate liability.

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a negative impact on the net interest margin from an increasing rate environment. At March 31, 1997, the under-one-year cumulative gap was a $1,851 million
(1.8% of total assets) net liability position, compared with a net liability position of $1,402 million (1.3% of total assets) at December 31, 1996. The increase in the net liability position was due to decreases in securities, real estate 1-4 family first mortgage and consumer loans, most of which was offset by decreases in interest-bearing deposits and short-term borrowings.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $11.9 billion and $12.5 billion at March 31, 1997 and December 31, 1996, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at March 31, 1997 and December 31, 1996.

-----------------------------------------------------------------------------------------------------------------------
                                                                   MARCH 31,                                December 31,
                                                                       1997                                        1996
                                    ---------------------------------------   -----------------------------------------
                                    NOTIONAL OR      CREDIT      ESTIMATED    Notional or         Credit      Estimated
                                    CONTRACTUAL        RISK           FAIR    contractual           risk           fair
(in millions)                            AMOUNT  AMOUNT (3)          VALUE         amount     amount (3)          value
------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
    Interest rate contracts:
         Futures contracts              $ 5,331        $ --          $  --        $ 5,188           $ --           $ --
         Floors purchased (1)            21,639          37             37         20,640            101            101
         Caps purchased (1)                 425           4              4            435              3              3
         Futures options purchased            9          --             --             --             --             --
         Swap contracts (1)              16,528          78           (191)        16,661            217            117

    Foreign exchange contracts:
         Forward contracts (1)               64           2              2             64             --             --

CUSTOMER ACCOMMODATIONS
    Interest rate contracts:
         Futures contracts                    7          --             --             10             --             --
         Floors written                     409          --             (5)           405             --            (10)
         Caps written                     1,796          --             (6)         2,174             --             (4)
         Floors purchased (1)               410           5              5            404              9              9
         Caps purchased (1)               1,684           6              6          2,088              4              4
         Swap contracts (1)               2,217          17              2          2,325             12              2

    Foreign exchange contracts (2):
         Forward and spot contracts (1)   1,391          19              2          1,313             14              1
         Option contracts purchased (1)      91           1              1             65              1              1
         Option contracts written            91          --             (2)            59             --             (1)
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

    The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps and interest rate swap agreements. The contract or notional amounts of derivatives do not represent amounts exchanged by the parties and therefore are not a measure of exposure through the use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The contract or notional amounts do not represent exposure to liquidity risk. The Company is not a dealer but an end-user of these instruments and does not use them speculatively. The Company also offers contracts to its customers, but offsets such contracts by purchasing other financial contracts or uses the contracts for asset/liability management.

    The Company also enters into foreign exchange derivative financial instruments (forward and spot contracts and options) primarily as an accommodation to customers and offsets the related foreign exchange risk with other foreign exchange derivative financial instruments.

The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts (except futures contracts and floor, cap and option contracts written for which credit risk is DE MINIMUS) through credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality counterparties, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial.

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. As of March 31, 1997, the Company had issued $.2 billion of preferred stock under this shelf registration and $3.3 billion of securities remained unissued. No additional securities have been issued under this shelf registration.

In 1996, the Company also filed a universal shelf registration statement of $750 million with the SEC which includes senior and subordinated debt, preferred stock and common stock of the Company and preferred securities of special purpose subsidiary trusts. The registration allows each special purpose subsidiary to issue trust preferred securities which qualify as Tier
1 capital of the Company for regulatory purposes. The special purpose subsidiary will hold junior subordinated deferrable interest debentures (debentures) of the Company. Interest paid on these debentures will be distributed to the holders of the trust preferred securities. As a result, distributions to the holders of the trust preferred securities will be tax deductible and treated as interest expense in the consolidated statement of income. This provides the Company with a more cost-effective means of obtaining Tier 1 capital than if the Company itself were to issue additional preferred stock. In December 1996, the Company issued $400 million in trust preferred securities through one trust, Wells Fargo Capital I. In January 1997, the Company issued an additional $150 million in trust preferred securities through a new trust, Wells Fargo Capital II. At March 31, 1997, $200 million remained unissued under this shelf registration. In addition to the publicly registered trust preferred securities, the Company established in 1996 three special purpose trusts, which collectively issued $750 million of trust preferred securities in private placements. Similar to the registered trust preferred securities, these preferred securities qualify as Tier 1 capital for regulatory purposes and the interest on the debentures is paid as tax deductible distributions to the trust preferred security holders. The proceeds from the publicly registered and private placement issuances were invested in debentures of the Company. The proceeds from the sale of these debentures were used by the Company for general corporate purposes.

                             PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on April 15, 1997.

         (b) Each of the persons named in the Proxy Statement as a nominee for director was elected; and the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1997 was ratified. The following are the voting results on each of the matters:

                                                                   Against
                                                        For    or Withheld          Abstentions
                                                -----------    -----------          -----------
              (1)  Election of Directors
                   ---------------------
                   H. Jesse Arnelle              77,877,060        338,642              --
                   Michael R. Bowlin             77,446,178        769,524              --
                   Edward M. Carson              77,884,889        330,813              --
                   William S. Davila             77,882,728        332,974              --
                   Rayburn S. Dezember           77,888,360        327,342              --
                   Paul Hazen                    77,878,034        337,668              --
                   Robert K. Jaedicke            77,882,393        333,309              --
                   Thomas L. Lee                 77,891,691        324,011              --
                   Ellen M. Newman               77,889,597        326,105              --
                   Philip J. Quigley             77,888,380        327,322              --
                   Carl E. Reichardt             77,886,294        329,408              --
                   Donald B. Rice                77,892,079        323,623              --
                   Richard J. Stegemeier         77,881,278        334,424              --
                   Susan G. Swenson              77,860,343        355,359              --
                   Daniel M. Tellep              77,887,102        328,600              --
                   Chang-Lin Tien                77,884,596        331,106              --
                   John A. Young                 77,886,961        328,741              --
                   William F. Zuendt             77,886,417        329,285              --

              (2)  Ratification of KPMG
                   Peat Marwick LLP as
                   independent auditors for
                   1997.                         77,912,638        112,319             190,745

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3(ii)     By-Laws

              4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

             11         Computation of Earnings Per Common Share

             27         Financial Data Schedule

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.06 and 2.33 for the quarters ended March 31, 1997 and 1996, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.66 and 5.33 for the quarters ended March 31, 1997 and 1996, respectively.

               (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.00 and 2.22 for the quarters ended March 31, 1997 and 1996, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.20 and 4.56 for the quarters ended March 31, 1997 and 1996, respectively.

         (b) The Company filed the following reports on Form 8-K during the first quarter of 1997 and through the date hereof:

              (1) January 21, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and year ended December 31, 1996

              (2) April 15, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended March 31, 1997


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.

                                       WELLS FARGO & COMPANY



                                       By: /s/ Frank A. Moeslein
                                          -------------------------
                                          Frank A. Moeslein
                                          Executive Vice President and
                                          Controller
                                          (Principal Accounting Officer)