Form 10-Q
period 1997-06-30
WELLS FARGO & CO
filed 1997-08-13
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997       Commission file number 1-6214
                         -------------------------------

                              WELLS FARGO & COMPANY
             (Exact name of Registrant as specified in its charter)

               Delaware                         13-2553920
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

             420 Montgomery Street, San Francisco, California 94163
              (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code:  1-800-411-4932

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

                                               Shares Outstanding
                                                 July 31, 1997
                                               -------------------

     Common stock, $5 par value                    87,912,628

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements                                              Page
                                                                            ----
          Consolidated Statement of Income.  . . . . . . . . . . . . . . . .   2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . .   3
          Consolidated Statement of Changes in Stockholders' Equity. . . . .   4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .   5
          Notes to Financial Statements. . . . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
          Summary Financial Data . . . . . . . . . . . . . . . . . . . . . .  10
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
          Line of Business Results . . . . . . . . . . . . . . . . . . . . .  14
          Earnings Performance . . . . . . . . . . . . . . . . . . . . . . .  19
            Net Interest Income. . . . . . . . . . . . . . . . . . . . . . .  19
            Noninterest Income . . . . . . . . . . . . . . . . . . . . . . .  22
            Noninterest Expense. . . . . . . . . . . . . . . . . . . . . . .  24
            Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  25
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI . . . .  26
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . . . .  27
            Investment Securities. . . . . . . . . . . . . . . . . . . . . .  27
            Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .  29
              Commercial real estate . . . . . . . . . . . . . . . . . . . .  29
            Nonaccrual and Restructured Loans and Other Assets . . . . . . .  30
              Changes in total nonaccrual loans. . . . . . . . . . . . . . .  30
              Changes in foreclosed assets . . . . . . . . . . . . . . . . .  33
              Loans 90 days past due and still accruing. . . . . . . . . . .  33
            Allowance for Loan Losses. . . . . . . . . . . . . . . . . . . .  34
            Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  36
            Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
            Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . . .  37
            Asset/Liability Management . . . . . . . . . . . . . . . . . . .  39
            Derivative Financial Instruments . . . . . . . . . . . . . . . .  40
            Liquidity Management . . . . . . . . . . . . . . . . . . . . . .  41

PART II - OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  43

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

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

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


-------------------------------------------------------------------------------------------------------------------

                                                                         Quarter                         Six months
                                                                   ended June 30,                     ended June 30,
                                                           ---------------------               --------------------
(in millions)                                                1997           1996                1997           1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                        $    6         $    8              $   11         $   10
Investment securities                                         190            225                 398            353
Loans                                                       1,507          1,618               3,057          2,494
Other                                                          13              7                  24              7
                                                           ------         ------              ------         ------
     Total interest income                                  1,716          1,858               3,490          2,864
                                                           ------         ------              ------         ------

INTEREST EXPENSE
Deposits                                                      429            454                 851            695
Federal funds purchased and securities sold under
  repurchase agreements                                        34             21                  65             57
Commercial paper and other short-term borrowings                3              3                   6              8
Senior and subordinated debt                                   78             80                 159            128
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                            25             --                  50             --
                                                           ------         ------              ------         ------
     Total interest expense                                   569            558               1,131            888
                                                           ------         ------              ------         ------
NET INTEREST INCOME                                         1,147          1,300               2,359          1,976
Provision for loan losses                                     140             --                 245             --
                                                           ------         ------              ------         ------
Net interest income after provision for loan losses         1,007          1,300               2,114          1,976
                                                           ------         ------              ------         ------

NONINTEREST INCOME
Service charges on deposit accounts                           214            258                 434            380
Fees and commissions                                          234            211                 448            329
Trust and investment services income                          112            104                 221            164
Investment securities gains                                     3              3                   7              2
Other                                                         116             63                 209            118
                                                           ------         ------              ------         ------
     Total noninterest income                                 679            639               1,319            993
                                                           ------         ------              ------         ------

NONINTEREST EXPENSE
Salaries                                                      316            400                 656            581
Incentive compensation                                         49             61                  89             93
Employee benefits                                              81            102                 176            157
Equipment                                                      98            111                 192            167
Net occupancy                                                  95            108                 196            161
Goodwill                                                       81             81                 164             89
Core deposit intangible                                        67             82                 129             91
Operating losses                                              180             27                 222             42
Other                                                         279            305                 539            463
                                                           ------         ------              ------         ------
     Total noninterest expense                              1,246          1,277               2,363          1,844
                                                           ------         ------              ------         ------
INCOME BEFORE INCOME TAX EXPENSE                              440            662               1,070          1,125
Income tax expense                                            212            299                 502            498
                                                           ------         ------              ------         ------

NET INCOME                                                 $  228         $  363              $  568         $  627
                                                           ------         ------              ------         ------
                                                           ------         ------              ------         ------

NET INCOME APPLICABLE TO COMMON STOCK                      $  222         $  344              $  551         $  598
                                                           ------         ------              ------         ------
                                                           ------         ------              ------         ------

PER COMMON SHARE
Net income                                                 $ 2.49         $ 3.61              $ 6.12         $ 8.39
                                                           ------         ------              ------         ------
                                                           ------         ------              ------         ------
Dividends declared                                         $ 1.30         $ 1.30              $ 2.60         $ 2.60
                                                           ------         ------              ------         ------
                                                           ------         ------              ------         ------
Average common shares outstanding                            89.0           95.6                89.9           71.3
                                                           ------         ------              ------         ------
                                                           ------         ------              ------         ------
----------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------
                                                               JUNE 30,   December 31,       June 30,
(in millions)                                                     1997           1996           1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $  8,037       $ 11,736       $  8,882
Federal funds sold and securities
   purchased under resale agreements                               224            187          1,344
Investment securities at fair value                             11,530         13,505         13,692
Loans                                                           65,689         67,389         70,541
Allowance for loan losses                                        1,850          2,018          2,273
                                                              --------       --------       --------
      Net loans                                                 63,839         65,371         68,268
                                                              --------       --------       --------
Due from customers on acceptances                                   97            197            210
Accrued interest receivable                                        519            665            591
Premises and equipment, net                                      2,262          2,406          2,400
Core deposit intangible                                          1,835          2,038          2,208
Goodwill                                                         7,231          7,322          7,479
Other assets                                                     4,606          5,461          3,512
                                                              --------       --------       --------

      Total assets                                            $100,180       $108,888       $108,586
                                                              --------       --------       --------
                                                              --------       --------       --------

LIABILITIES
Noninterest-bearing deposits                                  $ 24,284       $ 29,073       $ 27,535
Interest-bearing deposits                                       49,464         52,748         56,333
                                                              --------       --------       --------
      Total deposits                                            73,748         81,821         83,868
Federal funds purchased and securities
   sold under repurchase agreements                              4,237          2,029            944
Commercial paper and other short-term borrowings                   208            401            262
Acceptances outstanding                                             97            197            210
Accrued interest payable                                           196            171            177
Other liabilities                                                2,869          3,947          2,865
Senior debt                                                      1,734          2,120          2,586
Subordinated debt                                                2,686          2,940          2,644
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                             1,299          1,150             --

STOCKHOLDERS' EQUITY
Preferred stock                                                    275            600            839
Common stock - $5 par value,
   authorized 150,000,000 shares; issued and outstanding
   88,078,690 shares, 91,474,425 shares and
   94,912,532 shares                                               440            457            475
Additional paid-in capital                                       9,305         10,287         11,207
Retained earnings                                                3,064          2,749          2,586
Cumulative foreign currency translation adjustments                 --             (4)            (4)
Investment securities valuation allowance                           22             23            (73)
                                                              --------       --------       --------

      Total stockholders' equity                                13,106         14,112         15,030
                                                              --------       --------       --------

      Total liabilities and stockholders' equity              $100,180       $108,888       $108,586
                                                              --------       --------       --------
                                                              --------       --------       --------
----------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------
                                                                  Six months ended June 30,
                                                                 -------------------------
(in millions)                                                          1997           1996
------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                        $   600        $   489
Preferred stock issued to First Interstate stockholders                  --            350
Preferred stock redeemed                                               (325)            --
                                                                    -------        -------
Balance, end of period                                                  275            839
                                                                    -------        -------

COMMON STOCK
Balance, beginning of period                                            457            235
Common stock issued to First Interstate stockholders                     --            260
Common stock issued under employee benefit and
   dividend reinvestment plans                                            1              2
Common stock repurchased                                                (18)           (22)
                                                                    -------        -------
Balance, end of period                                                  440            475
                                                                    -------        -------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                         10,287          1,135
Preferred stock issued to First Interstate stockholders                  --             10
Common stock issued to First Interstate stockholders                     --         11,039
Common stock issued under employee benefit and
   dividend reinvestment plans                                           44             53
Common stock repurchased                                             (1,026)        (1,141)
Fair value adjustment related to First Interstate stock option           --            111
                                                                    -------        -------
Balance, end of period                                                9,305         11,207
                                                                    -------        -------

RETAINED EARNINGS
Balance, beginning of period                                          2,749          2,174
Net income                                                              568            627
Preferred stock dividends                                               (17)           (29)
Common stock dividends                                                 (236)          (186)
                                                                    -------        -------
Balance, end of period                                                3,064          2,586
                                                                    -------        -------

CUMULATIVE FOREIGN CURRENCY
   TRANSLATION ADJUSTMENTS
Balance, beginning of period                                             (4)            (4)
Translation adjustments                                                   4             --
                                                                    -------        -------
Balance, end of period                                                   --             (4)
                                                                    -------        -------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                             23             26
Change in unrealized net gain, after applicable taxes                    (1)           (99)
                                                                    -------        -------
Balance, end of period                                                   22            (73)
                                                                    -------        -------

Total stockholders' equity                                          $13,106        $15,030
                                                                    -------        -------
                                                                    -------        -------
------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------
                                                                  Six months ended June 30,
                                                                  ------------------------
(in millions)                                                               1997      1996
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   568   $   627
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                            245        --
        Depreciation and amortization                                        414       323
        Deferred income tax provision                                         52       146
        Increase (decrease) in net deferred loan fees                          1       (21)
        Net decrease in accrued interest receivable                          146        25
        Net increase in accrued interest payable                              25         5
        Other, net                                                           228        38
                                                                         -------   -------
Net cash provided by operating activities                                  1,679     1,143
                                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment securities at fair value
        Proceeds from sales                                                  255       763
        Proceeds from prepayments and maturities                           2,224     2,435
        Purchases                                                           (505)     (469)
   Cash acquired from First Interstate                                        --     6,030
   Net decrease in loans resulting from originations and collections       1,553        49
   Proceeds from sales (including participations) of loans                   108       184
   Purchases (including participations) of loans                            (128)      (43)
   Proceeds from sales of foreclosed assets                                   85        61
   Net (increase) decrease in federal funds sold and securities
     purchased under resale agreements                                       (37)      907
   Other, net                                                                246       (93)
                                                                         -------   -------

Net cash provided by investing activities                                  3,801     9,824
                                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                               (8,073)   (2,566)
   Net increase (decrease) in short-term borrowings                        2,015    (2,116)
   Proceeds from issuance of senior debt                                      --       760
   Repayment of senior debt                                                 (375)     (300)
   Proceeds from issuance of subordinated debt                                --       500
   Repayment of subordinated debt                                           (251)       --
   Proceeds from issuance of guaranteed preferred beneficial
     interests in Company's subordinated debentures                          149        --
   Proceeds from issuance of common stock                                     45        55
   Redemption of preferred stock                                            (325)       --
   Repurchase of common stock                                             (1,044)   (1,163)
   Payment of cash dividends on preferred stock                              (17)      (21)
   Payment of cash dividends on common stock                                (236)     (186)
   Other, net                                                             (1,067)     (423)
                                                                         -------   -------

Net cash used by financing activities                                     (9,179)   (5,460)
                                                                         -------   -------

   NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)               (3,699)    5,507

Cash and cash equivalents at beginning of period                          11,736     3,375
                                                                         -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 8,037   $ 8,882
                                                                         -------   -------
                                                                         -------   -------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                            $ 1,106   $   796
     Income taxes                                                        $   450   $   185
   Noncash investing and financing activities:
     Transfers from loans to foreclosed assets                           $    53   $    72
     Acquisition of First Interstate:
        Common stock issued                                              $    --   $11,299
        Fair value of preferred stock issued                                  --       360
        Fair value of stock options                                           --       111
        Fair value of assets acquired                                         --    55,797
        Fair value of liabilities assumed                                     --    51,214
------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.   DERIVATIVE FINANCIAL INSTRUMENTS

In response to recent rule amendments of the Securities and Exchange Commission (see page 41), the following is an enhanced description of the derivative financial instruments accounting policy contained in the Company's 1996 Form 10-K.

Interest Rate Derivatives:

The Company uses interest rate derivative financial instruments (futures, caps, floors and swaps) primarily to hedge mismatches in the rate maturity of loans and their funding sources. These instruments serve to reduce rather than increase the Company's exposure to movements in interest rates. At the inception of the hedge, the Company identifies an individual asset or liability, or an identifiable group of essentially similar assets or liabilities that expose the Company to interest rate risk at the consolidated or enterprise level. Interest rate derivatives are accounted for by the deferral or accrual method only if they are designated as a hedge and are expected to be and are effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Futures contracts must meet specific correlation tests (i.e., the change in their fair values must be within 80 to 120 percent of the opposite change in the fair values of the hedged assets or liabilities). For caps, floors and swaps, their notional amount, interest rate index and life must closely match the related terms of the hedged assets or liabilities. Further, for futures, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivatives are closed out or settled; previously unrecognized hedge results and the net settlement upon close-out or termination that offset changes in value of the hedged asset or liability are deferred and amortized over the life of the asset or liability with excess amounts recognized in noninterest income.

Gains and losses on futures contracts result from the daily settlement of their open positions and are deferred and classified on the balance sheet with the hedged asset or liability. They are recognized in income when the effects of the related fair value changes of the hedged asset or liability are recognized (e.g., amortized as a component of the interest income or expense reported on the hedged asset or liability). Amounts payable or receivable for swaps, caps and floors are accrued with the passage of time, the effect of which is included in the interest income or expense reported on the hedged asset or liability. Fees associated with these financial contracts are included on the balance sheet at the time that the fee is paid and are classified with the hedged asset or liability. These fees are amortized over their contractual life as a component of the interest reported on the hedged asset or liability. If a hedged asset or liability settles before maturity of the hedging interest rate derivatives, the derivatives are closed out or settled, and previously unrecognized hedge results and the net settlement upon close-out or termination are accounted for as part of the gains and losses on the hedged asset or liability. If interest rate derivatives used in an effective hedge are closed out or terminated before the hedged item settles, previously unrecognized hedge results and the net settlement upon close-out or termination are deferred and amortized over the life of the hedged asset or liability. Cash flows resulting from interest rate derivatives (including any related fees) that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows from the items being hedged and are reflected in that statement when the cash receipts or payments due under the terms of the instruments are collected, paid or settled.

Interest rate derivatives entered into as an accommodation to customers and interest rate derivatives used to offset the interest rate risk of those contracts are carried at fair value with unrealized gains and losses recorded in noninterest income. Cash flows resulting from interest rate derivative financial instruments carried at fair value are classified in the cash flow statement as operating cash flows and are reflected in that statement when the cash receipts or payments due under the terms of the instruments are collected, paid or settled.

Credit risk related to interest rate derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses.

Foreign Exchange Derivatives:

The Company enters into foreign exchange derivative financial instruments (forward and spot contracts and options) primarily as an accommodation to customers and offsets the related foreign exchange risk with other foreign exchange derivatives. All contracts are carried at fair value with unrealized gains and losses recorded in noninterest income. Cash flows resulting from foreign exchange derivatives are classified in the cash flow statement as operating cash flows and are reflected in that statement when the cash receipts or payments due under the terms of the foreign exchange derivatives are collected, paid or settled. Credit risk related to foreign exchange derivatives is considered and, if material, provided for separately from the allowance for loan losses.

2.   MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate). The Merger was accounted for as a purchase transaction. Accordingly, the results of operations of First Interstate are included with those of the Company for periods subsequent to the date of the Merger.

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill since April 1, 1996 included accruals totaling approximately $324 million ($191 million after tax) related to the disposition of premises, including an accrual of $127 million ($75 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state. The California dispositions included 175 branch closures during 1996, five branch closures in the first quarter of 1997 and 31 branch closures in the second quarter of 1997. In addition, 10 branch dispositions have been completed or are scheduled to be completed by year-end 1997, with another 14 branches to be closed in 1998. The Company also entered into definitive agreements with several institutions to sell 20 former First Interstate branches, including deposits, located in California. The sales of 17 of these branches were completed in the first quarter of 1997. The sales of the remaining three branches are expected to be completed in 1998. The out-of-state dispositions included 17 branch closures that were completed in the first quarter of 1997 and 23 branch closures that were completed in the second quarter of 1997. In addition, 51 branch closures have been completed or are scheduled to be completed by year-end 1997, with another 58 closures to be completed in 1998. The Company also entered into definitive agreements with several institutions to sell 87 former First Interstate out-of-state branches, including deposits. The sales of five of these branches were completed in the second quarter of 1997 and the sales of the remaining 82 have been completed or will be completed in the third quarter of 1997. (See Noninterest Income section for information on other, Wells Fargo branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $481 million ($284 million after tax) related to severance of former First Interstate employees throughout the Company who will be displaced. Severance payments totaling $253 million were paid since the second quarter of 1996, including $39 million in the second quarter of 1997.

In the first quarter of 1997, the Company completed the sale of the Corporate and Municipal Bond Administration (Corporate Trust) business to the Bank of New York.

During the second quarter, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of the accounts will occur in several stages beginning in the third quarter of 1997. The sales price will be settled subsequent to these transfers, starting in the fourth quarter of 1997. Substantially all of the businesses were acquired as part of the acquisition of First Interstate; therefore, the excess of proceeds over the cost of the net assets sold on that portion of the sale will be deducted from goodwill. The net income for the first half of 1997 generated by the Institutional Custody businesses was approximately $6 million.

The $7,267 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill) is amortized using the straight-line method over 25 years.

                                FINANCIAL REVIEW


SUMMARY FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          % Change
                                                                   Quarter ended June 30, 1997 from   Six months ended
                                                   ----------------------------- ------------------   ----------------
                                                     JUNE 30,  Mar. 31,  June 30, Mar. 31,  June 30,   JUNE 30,  June 30,       %
(in millions)                                           1997      1997      1996     1997      1996       1997      1996   Change
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                          $    228  $    339  $    363      (33)%     (37)% $    568  $    627       (9)%
Net income applicable to common stock                    222       329       344      (33)      (35)       551       598       (8)
Per common share
   Net income                                       $   2.49  $   3.62  $   3.61      (31)      (31)  $   6.12  $   8.39      (27)
   Dividends declared                                   1.30      1.30      1.30        --        --      2.60      2.60       --

Average common shares outstanding                       89.0      90.8      95.6       (2)       (7)      89.9      71.3       26

Profitability ratios (annualized)
   Net income to average total assets (ROA)              .92%     1.31%     1.35%     (30)      (32)      1.12%     1.60%     (30)
   Net income applicable to common stock to
      average common stockholders' equity (ROE)         6.88     10.02      9.77      (31)      (30)      8.46     13.52      (37)

Efficiency ratio (1)                                    68.2%     60.3%     65.8%      13         4      64.2%      62.1%       3

Average loans                                       $ 64,618  $ 65,493  $ 70,734       (1)       (9)  $ 65,053  $ 52,880       23
Average assets                                        99,739   105,430   108,430       (5)       (8)   102,569    78,782       30
Average core deposits                                 73,524    77,622    83,356       (5)      (12)    75,562    60,087       26

Net interest margin                                     5.93%     6.14%     6.03%      (3)       (2)      6.03%     6.08%      (1)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING  CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock               $    338  $    443  $    468      (24)      (28)  $    781  $    730        7
Net income per common share                             3.79      4.88      4.89      (22)      (22)      8.69     10.24      (15)
ROA                                                     1.51%     1.90%     1.96%     (21)      (23)      1.71%     2.05%     (17)
ROE                                                    29.27     36.67     33.43      (20)      (12)     33.06     33.18       --
Efficiency ratio                                        60.6      52.9      58.0       15         4       56.7      56.7       --

AT PERIOD END
Investment securities                               $ 11,530  $ 12,634  $ 13,692       (9)      (16)  $ 11,530  $ 13,692      (16)
Loans                                                 65,689    65,436    70,541        --       (7)    65,689    70,541       (7)
Allowance for loan losses                              1,850     1,922     2,273       (4)      (19)     1,850     2,273      (19)
Goodwill                                               7,231     7,312     7,479       (1)       (3)     7,231     7,479       (3)
Assets                                               100,180   101,863   108,586       (2)       (8)   100,180   108,586       (8)
Core deposits                                         73,545    76,156    83,331       (3)      (12)    73,545    83,331      (12)
Common stockholders' equity                           12,831    13,170    14,191       (3)      (10)    12,831    14,191      (10)
Stockholders' equity                                  13,106    13,595    15,030       (4)      (13)    13,106    15,030      (13)
Tier 1 capital (3)                                     6,101     6,407     6,346       (5)       (4)     6,101     6,346       (4)
Total capital (Tiers 1 and 2) (3)                      9,329     9,891     9,591       (6)       (3)     9,329     9,591       (3)

Capital ratios
   Common stockholders' equity to assets               12.81%    12.93%    13.07%      (1)       (2)     12.81%    13.07%      (2)
   Stockholders' equity to assets                      13.08     13.35     13.84       (2)       (5)     13.08     13.84       (5)
   Risk-based capital (3)
      Tier 1 capital                                    7.49      7.80      7.40       (4)        1       7.49      7.40        1
      Total capital                                    11.45     12.05     11.18       (5)        2      11.45     11.18        2
   Leverage (3)                                         6.67      6.61      6.37        1         5       6.67      6.37        5

Book value per common share                         $ 145.68  $ 146.37  $ 149.52        --       (3)  $ 145.68  $ 149.52       (3)

Staff (active, full-time equivalent)                  33,216    34,486    41,548       (4)      (20)    33,216    41,548      (20)

COMMON STOCK PRICE
High                                                $ 287.88  $ 319.25  $ 264.50      (10)        9   $ 319.25  $ 264.50       21
Low                                                   246.00    271.00    232.13       (9)        6     246.00    203.13       21
Period end                                            269.50    284.13    239.13       (5)       13     269.50    239.13       13
------------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $35 million and $1,034 million, respectively, for the quarter ended June 30, 1997 and $66 million and $1,064 million, respectively, for the six months ended June 30, 1997. Goodwill amortization and average balance (which are not tax effected) were $81 million and $7,271 million, respectively, for the quarter ended June 30, 1997 and $164 million and $7,288 million, respectively, for the six months ended June 30, 1997.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

On April 1, 1996, the Company completed its acquisition (Merger) of First Interstate Bancorp (First Interstate). As a result, the financial information presented in this Form 10-Q for all periods reflects the effects of the acquisition subsequent to the Merger's consummation. Since the Company's results of operations subsequent to the Merger's consummation reflect amounts recognized from combined operations, they cannot be divided between or attributed directly to either of the two former entities.

In most of the Company's income and expense categories, the increases in the amounts reported for the first six months of 1997 compared to the amounts reported for the same period in 1996 resulted from the Merger. Other significant factors affecting the Company's results of operations are described in the applicable sections below.

Net income for the second quarter of 1997 was $228 million, compared with $363 million for the second quarter of 1996, a decrease of 37%. Per share earnings for the second quarter of 1997 were $2.49, compared with $3.61 in the second quarter of 1996, a decrease of 31%. Net income for the first six months of 1997 was $568 million, or $6.12 per share, compared with $627 million, or $8.39 per share, for the first six months of 1996.

Return on average assets (ROA) was .92% and 1.12% in the second quarter and first half of 1997, respectively, compared with 1.35% and 1.60% in the same periods of 1996. Return on average common equity (ROE) was 6.88% and 8.46% in the second quarter and first half of 1997, respectively, compared with 9.77% and 13.52%, respectively, in the same periods of 1996.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the second quarter and first half of 1997 were $3.79 and $8.69 per share, respectively, compared with $4.89 and $10.24 per share in the same periods of 1996. On the same basis, ROA was 1.51% and 1.71% in the second quarter and first half of 1997, respectively, compared with 1.96% and 2.05% in the same periods of 1996; ROE was 29.27% and 33.06% in the second quarter and first half of 1997, respectively, compared with 33.43% and 33.18% in the same periods of 1996.

Net interest income on a taxable-equivalent basis was $1,150 million and $2,366 million in the second quarter and first half of 1997, respectively, compared with $1,304 million and $1,980 million in the same periods of 1996. The decrease in net interest income for the second quarter of 1997 compared with the same period of 1996 was predominantly due to a decline in average earning assets. The Company's net interest margin was 5.93% for the second quarter of 1997, compared with 6.03% in the same quarter of 1996 and 6.14% in the first quarter of 1997.

Noninterest income was $679 million and $1,319 million in the second quarter and first half of 1997, respectively, compared with $639 million and $993 million in the same periods of 1996.

Noninterest expense in the second quarter and first half of 1997 was $1,246 million and $2,363 million, respectively, compared with $1,277 million and $1,844 million for the same periods of 1996. The decrease in noninterest expense in the second quarter of 1997 resulted from cost savings achieved subsequent to the Merger, substantially offset by an increase in operating losses (see page 24 for additional information).

The Company expects to meet its pre-merger objective of realizing annual cost savings of $800 million by the fourth quarter of 1997. The Company also expects revenue growth to resume in the fourth quarter of 1997. For additional discussion of the Company's plan for branch closures and consolidations, see
Note 2 to Financial Statements.

The provision for loan losses in the second quarter and first half of 1997 was $140 million and $245 million, respectively, compared with no provision for the same periods in 1996. During the second quarter of 1997, net charge-offs totaled $212 million, or 1.32% of average loans (annualized). This compared with $201 million, or 1.23%, during the first quarter of 1997 and $178 million, or 1.01%, during the second quarter of 1996. The allowance for loan losses of $1,850 million was 2.82% of total loans at June 30, 1997, compared with 2.94% at March 31, 1997 and 3.22% at June 30, 1996.

Total nonaccrual and restructured loans were $612 million at June 30, 1997, compared with $724 million at December 31, 1996 and $742 million at June 30, 1996. Foreclosed assets amounted to $194 million at June 30, 1997, $219 million at December 31, 1996 and $238 million at June 30, 1996.

Common stockholders' equity to total assets was 12.81% at June 30, 1997, compared with 12.93% and 13.07% at March 31, 1997 and June 30, 1996, respectively. The Company's total risk-based capital ratio at June 30, 1997 was 11.45% and its Tier 1 risk-based capital ratio was 7.49%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At
March 31, 1997, the risk-based capital ratios were 12.05% and 7.80%, respectively; at June 30, 1996, these ratios were 11.18% and 7.40%,
respectively.   The Company's leverage ratios were 6.67%, 6.61% and 6.37% at
June 30, 1997, March 31, 1997 and June 30, 1996, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

The Company has bought in the past, and will continue to buy, shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock. Under these two programs, the Company has repurchased a total of 8.2 million shares (net of shares issued) since April 1996, including 1.9 million shares (net of shares issued) in the second quarter of 1997. The Company currently expects to continue repurchasing shares in each of the last two quarters of 1997, although not at the same level as the second quarter.

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

This Statement is effective with the year-end 1997 financial statements. Earlier application is not permitted; however, the Statement requires restatement of all prior period EPS data presented, including interim periods. The basic and diluted EPS under FAS 128 for the Company's quarter and six-month period ended June 30, 1997 would not differ materially from the existing primary and fully diluted EPS under APB 15.

In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

This Statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

LINE OF BUSINESS RESULTS (ESTIMATED)

----------------------------------------------------------------------------------------------------

(income/expense in millions,                         Retail            Business
 average balances in billions)                 Distribution             Banking          Investment
                                                      Group               Group               Group
                                            --------------------------------------------------------
                                             1997      1996      1997      1996      1997      1996
QUARTER ENDED JUNE 30,
Net interest income (1)                     $ 265     $ 242     $ 198     $ 176     $ 199     $ 228
Provision for loan losses (2)                  --        --        33        20         1         1
Noninterest income (3)                        301       325        66        66       138       142
Noninterest expense (3)                       469       498       124       124       165       181
                                            -----     -----     -----     -----     -----     -----
Income before income
  tax expense (benefit)                        97        69       107        98       171       188
Income tax expense (benefit) (4)               40        28        44        40        70        77
                                            -----     -----     -----     -----     -----     -----
    Net income (loss)                       $  57     $  41     $  63     $  58     $ 101     $ 111
                                            -----     -----     -----     -----     -----     -----
                                            -----     -----     -----     -----     -----     -----

Average loans                               $ 0.0     $ 0.0     $ 5.5     $ 4.6     $ 2.0     $ 2.0
Average assets                                1.8       2.3       7.3       6.5       2.7       2.7
Average core deposits                        18.7      18.8      12.1      13.1      34.0      37.8
Return on equity (5)                           22%       15%       32%       36%       58%       59%
Risk-adjusted efficiency ratio (6)             91%       97%       70%       70%       59%       59%


SIX MONTHS ENDED JUNE 30,
Net interest income (1)                     $ 534     $ 360     $ 387     $ 274     $ 396     $ 325
Provision for loan losses (2)                  --        --        64        36         2         2
Noninterest income (3)                        596       485       134       111       272       207
Noninterest expense (3)                       951       758       241       198       329       272
                                            -----     -----     -----     -----     -----     -----
Income before income
  tax expense (benefit)                       179        87       216       151       337       258
Income tax expense (benefit) (4)               73        36        88        63       138       107
                                            -----     -----     -----     -----     -----     -----
    Net income (loss)                       $ 106     $  51     $ 128     $  88     $ 199     $ 151
                                            -----     -----     -----     -----     -----     -----
                                            -----     -----     -----     -----     -----     -----

Average loans                               $ 0.0     $ 0.0     $ 5.4     $ 3.8     $ 1.9     $ 1.3
Average assets                                1.9       1.5       7.3       5.3       2.9       1.7
Average core deposits                        19.2      14.1      12.3       9.7      34.6      28.0
Return on equity (5)                           20%       13%       34%       33%       57%       53%
Risk-adjusted efficiency ratio (6)             93%       99%       68%       71%       59%       61%

----------------------------------------------------------------------------------------------------

 (1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $90 million and $112 million for the quarters ended June 30, 1997 and 1996, respectively, and $180 million and $161 million for the six months ended June 30, 1997 and 1996, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

    The line of business results show the financial performance of the Company's major business units. The table presents the second quarter and six months ended June 30, 1997 and the same periods of 1996. First Interstate results prior to April 1, 1996 are not included and, therefore, the results for the six months ended June 30, 1997 are not comparable to the same period of 1996.

----------------------------------------------------------------------------------------------------------------------------------

                                                            Wholesale
(income/expense in millions,          Real Estate            Products            Consumer                            Consolidated
 average balances in billions)              Group               Group             Lending               Other             Company
                                  -----------------------------------------------------------------------------------------------
                                    1997     1996      1997      1996      1997      1996      1997      1996      1997      1996
QUARTER ENDED JUNE 30,
Net interest income (1)            $  85    $ 106     $ 180     $ 212     $ 283     $ 285     $ (63)    $  51    $1,147    $1,300
Provision for loan losses (2)         11       12        19        21       112       111       (36)     (165)      140        --
Noninterest income (3)                30       14        81        83       106        75       (43)      (66)      679       639
Noninterest expense (3)               33       29       113       126       119       130       223       189     1,246     1,277
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------

Income before income
  tax expense (benefit)               71       79       129       148       158       119      (293)      (39)      440       662
Income tax expense (benefit) (4)      29       33        53        61        65        49       (89)       11       212       299
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------
    Net income (loss)              $  42    $  46     $  76     $  87     $  93     $  70     $(204)    $ (50)   $  228    $  363
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------

Average loans                      $ 9.4    $10.5     $16.6     $18.8     $23.7     $24.4     $ 7.4     $10.4    $ 64.6    $ 70.7
Average assets                      10.2     11.1      20.0      23.1      24.5      25.1      33.2      37.6      99.7     108.4
Average core deposits                0.3      0.3       8.0      10.0       0.4       0.4        --       3.0      73.5      83.4
Return on equity (5)                  17%      18%       19%       19%       25%       19%       --%       --%        7%       10%
Risk-adjusted efficiency ratio (6)    76%      72%       79%       77%       68%       81%       --%       --%       --%       --%

SIX MONTHS ENDED JUNE 30,
Net interest income (1)            $ 196    $ 172     $ 375     $ 315     $ 561     $ 469     $ (90)    $  61    $2,359    $1,976
Provision for loan losses (2)         21       20        37        31       227       184      (106)     (273)      245        --
Noninterest income (3)                48       38       164       122       198       134       (93)     (104)    1,319       993
Noninterest expense (3)               54       51       219       176       232       205       337       184     2,363     1,844
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------
Income before income
  tax expense (benefit)              169      139       283       230       300       214      (414)       46     1,070     1,125
Income tax expense (benefit) (4)      69       58       116        95       123        89      (105)       50       502       498
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------
    Net income (loss)              $ 100    $  81     $ 167     $ 135     $ 177     $ 125     $(309)    $  (4)   $  568    $  627
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------
                                   -----    -----     -----     -----     -----     -----     -----     -----    ------    ------

Average loans                      $ 9.4    $ 8.8     $16.8     $13.8     $24.0     $18.1     $ 7.6     $ 7.1    $ 65.1    $ 52.9
Average assets                      10.2      9.3      21.1      16.6      25.0      18.7      34.2      25.7     102.6      78.8
Average core deposits                0.3      0.2       8.6       6.3       0.4       0.3       0.2       1.5      75.6      60.1
Return on equity (5)                  21%      19%       20%       21%       24%       22%       --%       --%        8%       14%
Risk-adjusted efficiency ratio (6)    65%      70%       76%       73%       70%       75%       --%       --%       --%       --%

----------------------------------------------------------------------------------------------------------------------------------

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

At June 30, 1997, there were 1,126 traditional branches and 772 in-store branches and banking centers with 2,759 ATM locations throughout the Western United States.

Retail Distribution Group's net income for the second quarter of 1997 increased $16 million, or 39%, over second quarter 1996. Net interest income increased due to wider spreads on core deposits. Noninterest income for the quarter reflected lower sales and service charges to the product groups and higher losses on the disposition of premises due to branch closures, which was partly offset by higher external fees and commissions. Noninterest expense decreased in the quarter due to branch closures and merger-related cost savings, significantly offset by higher operating losses during the period.

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

Business Banking's net income for the second quarter of 1997 increased $5 million, or 9%. The increase in net interest income was due to higher volume and spreads on commercial loans and higher spreads on core deposits. This was partially offset by lower deposit balances. The provision was higher due to the volume of loans acquired through direct market mailings.

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

During the second quarter, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company.

In July 1997, the Bank announced a partnership with Morgan Stanley, Dean Witter, Discover & Co., whereby Dean Witter would provide technology, investment products, services and sales and marketing support to Wells Fargo Securities and its clients. The full range of Dean Witter's services is expected to be available to Wells Fargo customers by the first quarter of 1998.

The Investment Group's net income for the second quarter of 1997 decreased by $10 million, or 9%. Net interest income decreased by $29 million primarily due to a decline in core deposits which was partially offset by wider deposit spreads. Noninterest expense decreased as a result of cost savings from the sale of Corporate Trust, lower personnel expense (including incentive compensation) and lower distribution costs from lower deposit sales.

Assets under management at June 30, 1997 were $59.2 billion, compared with $56.3 billion at June 30, 1996.

The Real Estate Group provides a complete line of services supporting the commercial real estate market. Products and services include construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real Estate Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications and commercial real estate loan servicing.

The Real Estate Group's net income for the second quarter of 1997 decreased by $4 million, or 9%, from 1996. Net interest income decreased by $21 million due to lower loan balances, lower interest recoveries and narrower spreads. Noninterest income increased by $16 million due to sales of loans and commercial mortgage-backed securities, trading of high yield debt and higher income from real estate investments. Noninterest expense increased by $4 million due to higher operating losses and lower gains on the sale of foreclosed assets.

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

The Wholesale Products Group's net income for the second quarter of 1997 decreased by $11 million, or 13%, from 1996. Net interest income decreased by $32 million due to lower loan and deposit balances. Lower service charges on deposit accounts in second quarter 1997 were offset partially by higher foreign exchange income. Noninterest expense decreased by $13 million due to merger-related cost savings.

Consumer Lending offers a full array of consumer loan products, including credit cards, transportation (auto, recreational vehicle, marine) financing, home equity lines and loans, lines of credit and installment loans. The loan portfolio for second quarter 1997 averaged $23.7 billion, consisting of $5.2 billion in credit cards, $11.6 billion in equity/unsecured loans and $6.9 billion in transportation financing. This compares with $5.2 billion in credit cards, $12.2 billion in equity/unsecured loans and $7.0 billion in transportation financing in 1996.

Consumer Lending's net income for the second quarter of 1997 increased $23 million, or 33%. Net interest income was lower due to higher interest losses related to an increase in loans charged off in the consumer portfolio, which was partially offset by a 29% increase in auto lease balances. The increase in noninterest income was due to higher fee income on credit cards and mortgage servicing. The decrease in noninterest expense was due to lower distribution expense.

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

The net loss for the Other category for the quarter ended June 30, 1997 increased by $154 million from 1996. Net interest income during the second quarter of 1997 reflects the impact of lower investment securities and higher short-term borrowing. Noninterest income in second quarter 1997 benefited from unusual gains on equity investments. Noninterest expense includes substantially all of the operating losses for second quarter 1997 related to resolving various merger-related operations and back office issues (see page 24 for additional information). The operating losses are partially offset by merger-related cost savings in the systems and other support groups.

In June 1997, the FASB issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement is effective for the year-end 1998 audited financial statements.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $1,150 million in the second quarter of 1997, compared with $1,304 million in the second quarter of 1996. The decrease in net interest income was predominantly due to a decline in average earning assets. The Company's net interest margin was 5.93% in the second quarter of 1997, compared with 6.03% in the second quarter of 1996 and 6.14% in the first quarter of 1997. Net interest income on a taxable-equivalent basis was $2,366 million in the first six months of 1997, compared with $1,980 million in the first six months of 1996. The Company's net interest margin was 6.03% in the first six months of 1997, compared with 6.08% in the first six months of 1996. The Company expects the net interest margin to be essentially flat in the second half of 1997.

Interest income included hedging income of $21 million in the second quarter of 1997, compared with $24 million in the second quarter of 1996. Interest expense included hedging expense of $3 million in the second quarter of 1997 and 1996.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 20 and 21.

Loans averaged $64.6 billion in the second quarter of 1997, compared with $70.7 billion in the second quarter of 1996, and $65.1 billion in the first six months of 1997, compared with $52.9 billion in the first six months of 1996. The decrease in average loans from the second quarter of 1996 was largely due to runoff. In addition, a significant portion of the decrease was due to the divestitures and sales of former First Interstate branches and banks in 1996, which included $1.5 billion of loans. The Company expects growth in the commercial loan portfolio in the second half of 1997.

Investment securities averaged $11.9 billion during the second quarter of 1997, compared with $14.9 billion in the second quarter of 1996, and $12.5 billion in the first six months of 1997, compared with $11.8 billion in the first six months of 1996.

Average core deposits were $73.5 billion and $83.4 billion in the second quarter of 1997 and 1996, respectively, and funded 74% and 77% of the Company's average total assets in the same quarter of 1997 and 1996, respectively. For the first six months of 1997 and 1996, average core deposits were $75.6 billion and $60.1 billion, respectively, and funded 74% and 76% of the Company's average total assets in the same period of 1997 and 1996, respectively. The decrease in average core deposits from the second quarter of 1996 was largely due to net runoff. In addition, a significant portion of the decrease was due to the divestitures and sales of former First Interstate branches and banks in 1996, including $2.3 billion of core deposits. The Company expects core deposits to decrease in the second half of 1997 as a result of additional branch sales (see Note 2 to Financial Statements).

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended June 30,
                                                        --------------------------------------------------------------------
                                                                                    1997                                1996
                                                        ---------------------------------    -------------------------------
                                                                               INTEREST                             Interest
                                                         AVERAGE     YIELDS/     INCOME/     Average     Yields/     Income/
(in millions)                                            BALANCE      RATES     EXPENSE      balance      rates      expense
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                $   451        5.67%     $    6    $    588        5.36%     $    8
Investment securities at fair value (3):
  U.S. Treasury securities                                 2,688        6.06          41       3,177        5.52          44
  Securities of U.S. government agencies
    and corporations                                       5,926        6.44          96       8,434        6.07         129
  Private collateralized mortgage obligations              2,939        6.64          49       2,653        6.23          42
  Other securities                                           322        6.50           4         668        6.83          10
                                                        --------                  ------    --------                  ------
     Total investment securities at fair value            11,875        6.40         190      14,932        6.01         225
Loans:
  Commercial                                              18,432        9.10         418      19,460        8.75         424
  Real estate 1-4 family first mortgage                    9,927        7.53         187      11,924        7.50         224
  Other real estate mortgage                              11,573        9.23         266      13,006        9.32         300
  Real estate construction                                 2,262       10.03          57       2,385       10.07          60
  Consumer:
     Real estate 1-4 family junior lien mortgage           6,035        9.37         141       6,790        8.96         152
     Credit card                                           5,164       14.44         186       5,183       14.61         189
     Other revolving credit and monthly payment            7,835        9.35         183       9,151        9.35         213
                                                        --------                  ------    --------                  ------
        Total consumer                                    19,034       10.74         510      21,124       10.51         554
  Lease financing                                          3,264        8.65          71       2,599        8.76          57
  Foreign                                                    126        6.43           2         236        4.72           3
                                                        --------                  ------    --------                  ------
          Total loans                                     64,618        9.37       1,511      70,734        9.20       1,622
Other                                                        721        6.84          13         396        6.62           7
                                                        --------                  ------    --------                  ------
            Total earning assets                         $77,665        8.87       1,720    $ 86,650        8.62       1,862
                                                        --------                  ------    --------                  ------
                                                        --------                            --------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                              $ 1,895        1.33           6    $  7,060        1.24          22
  Market rate and other savings                           32,519        2.60         211      32,921        2.68         220
  Savings certificates                                    15,669        5.09         199      16,779        4.84         201
  Other time deposits                                        165        4.51           2         483        5.89           7
  Deposits in foreign offices                                833        5.45          11         303        5.17           4
                                                        --------                  ------    --------                  ------
     Total interest-bearing deposits                      51,081        3.37         429      57,546        3.17         454
Federal funds purchased and securities sold
  under repurchase agreements                              2,492        5.42          34       1,667        5.08          21
Commercial paper and other short-term borrowings             216        7.11           4         296        4.19           3
Senior debt                                                1,751        6.36          28       2,289        6.07          35
Subordinated debt                                          2,884        6.94          50       2,580        7.03          45
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                  1,299        7.81          25          --          --          --
                                                        --------                  ------    --------                  ------
     Total interest-bearing liabilities                   59,723        3.83         570      64,378        3.49         558
Portion of noninterest-bearing funding sources            17,942          --          --      22,272          --          --
                                                        --------                  ------    --------                  ------
            Total funding sources                        $77,665        2.94         570    $ 86,650        2.59         558
                                                        --------                  ------    --------                  ------
                                                        --------                  ------    --------                  ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                                        5.93%     $1,150                    6.03%     $1,304
                                                                        ----      ------                    ----      ------
                                                                        ----      ------                    ----      ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                  $ 7,654                            $  8,569
Goodwill                                                   7,271                               7,238
Other                                                      7,149                               5,973
                                                         -------                            --------
            Total noninterest-earning assets             $22,074                            $ 21,780
                                                         -------                            --------
                                                         -------                            --------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                 $23,441                            $ 26,596
Other liabilities                                          3,273                               2,414
Preferred stockholders' equity                               371                                 839
Common stockholders' equity                               12,931                              14,203
Noninterest-bearing funding sources used to
  fund earning assets                                    (17,942)                            (22,272)
                                                         -------                            --------
            Net noninterest-bearing funding sources      $22,074                            $ 21,780
                                                         -------                            --------
                                                         -------                            --------

TOTAL ASSETS                                             $99,739                            $108,430
                                                         -------                            --------
                                                         -------                            --------
----------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.50% and 8.25% for the quarters ended June 30, 1997 and 1996, respectively, and 8.38% and 8.29% for the six months ended June 30, 1997 and 1996, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.81% and 5.52% for the quarters ended June 30, 1997 and 1996, respectively, and 5.69% and 5.46% for the six months ended June 30, 1997 and 1996, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $11,897 million and $15,012 million for the quarters ended June 30, 1997 and 1996, respectively, and $12,503 million and $11,814 million for the six months ended June 30, 1997 and 1996, respectively.
(4) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.


----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Six months ended June 30,
                                                         -------------------------------------------------------------------
                                                                                    1997                                1996
                                                         -------------------------------     -------------------------------
                                                                               INTEREST                            Interest
                                                         AVERAGE     YIELDS/     INCOME/     Average     Yields/     income/
                                                         BALANCE      RATES     EXPENSE      balance      rates     expense
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                               $    413        5.56%     $   11     $   357        5.42%     $   10
Investment securities at fair value (3):
  U.S. Treasury securities                                 2,801        6.05          84       2,266        5.52          62
  Securities of U.S. government agencies
    and corporations                                       6,313        6.42         203       6,712        6.02         203
  Private collateralized mortgage obligations              3,036        6.61         101       2,366        6.15          73
  Other securities                                           345        6.42          10         447        7.03          15
                                                        --------                  ------     -------                  ------
     Total investment securities at fair value            12,495        6.38         398      11,791        5.99         353
Loans:
  Commercial                                              18,419        9.04         827      14,384        9.15         655
  Real estate 1-4 family first mortgage                   10,080        7.47         376       8,162        7.52         307
  Other real estate mortgage                              11,562       10.06         576      10,602        9.28         489
  Real estate construction                                 2,280        9.89         112       1,856       10.04          93
  Consumer:
     Real estate 1-4 family junior lien mortgage           6,102        9.34         283       5,062        8.81         222
     Credit card                                           5,247       14.25         374       4,558       15.02         343
     Other revolving credit and monthly payment            8,052        9.30         372       5,875        9.76         285
                                                        --------                  ------     -------                  ------
        Total consumer                                    19,401       10.65       1,029      15,495       10.99         850
  Lease financing                                          3,172        8.74         139       2,248        8.95         101
  Foreign                                                    139        6.93           5         133        4.98           3
                                                        --------                  ------     -------                  ------
        Total loans                                       65,053        9.47       3,064      52,880        9.48       2,498
Other                                                        713        6.55          24         231        6.57           7
                                                        --------                  ------     -------                  ------
           Total earning assets                         $ 78,674        8.93       3,497     $65,259        8.82       2,868
                                                        --------                  ------     -------                  ------
                                                        --------                             -------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                             $  1,904        1.24          12     $ 3,958        1.21          24
  Market rate and other savings                           33,307        2.57         425      25,456        2.62         332
  Savings certificates                                    15,594        5.07         392      12,707        4.98         315
  Other time deposits                                        171        4.21           4         412        6.46          13
  Deposits in foreign offices                                697        5.32          18         414        5.33          11
                                                        --------                  ------     -------                  ------
     Total interest-bearing deposits                      51,673        3.32         851      42,947        3.25         695
Federal funds purchased and securities sold
  under repurchase agreements                              2,459        5.30          65       2,186        5.25          57
Commercial paper and other short-term borrowings             223        6.06           6         350        4.81           8
Senior debt                                                1,876        6.27          58       2,000        6.15          61
Subordinated debt                                          2,911        6.93         101       1,923        6.97          67
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                  1,275        7.83          50          --          --          --
                                                        --------                  ------     -------                  ------
     Total interest-bearing liabilities                   60,417        3.77       1,131      49,406        3.61         888
Portion of noninterest-bearing funding sources            18,257          --          --      15,853          --          --
                                                        --------                  ------     -------                  ------
           Total funding sources                        $ 78,674        2.90       1,131     $65,259        2.74         888
                                                        --------                  ------     -------                  ------
                                                        --------                  ------     -------                  ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                                        6.03%     $2,366                    6.08%     $1,980
                                                                        ----      ------                    ----      ------
                                                                        ----      ------                    ----      ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                 $  8,799                             $ 5,721
Goodwill                                                   7,288                               3,808
Other                                                      7,808                               3,994
                                                        --------                             -------
           Total noninterest-earning assets             $ 23,895                             $13,523
                                                        --------                             -------
                                                        --------                             -------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                $ 24,757                             $17,966
Other liabilities                                          3,819                               1,846
Preferred stockholders' equity                               459                                 664
Common stockholders' equity                               13,117                               8,900
Noninterest-bearing funding sources used to
  fund earning assets                                    (18,257)                            (15,853)
                                                        --------                             -------
           Net noninterest-bearing funding sources      $ 23,895                             $13,523
                                                        --------                             -------
                                                        --------                             -------

TOTAL ASSETS                                            $102,569                             $78,782
                                                        --------                             -------
                                                        --------                             -------
----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

--------------------------------------------------------------------------------------------------------------------

                                                                   Quarter                    Six months
                                                             ended June 30,                ended June 30,
                                                            --------------         %      --------------         %
 (in millions)                                              1997      1996    Change      1997      1996    Change
--------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                         $214      $258       (17)%   $ 434      $380        14%
Fees and commissions:
  Credit card membership and other credit card fees           55        26       112       100        53        89
  Debit and credit card merchant fees                         24        37       (35)       46        52       (12)
  Charges and fees on loans                                   33        32         3        64        50        28
  Shared ATM network fees                                     43        27        59        82        39       110
  Mutual fund and annuity sales fees                          16        18       (11)       32        27        19
  All other                                                   63        71       (11)      124       108        15
                                                            ----      ----              ------      ----
     Total fees and commissions                              234       211        11       448       329        36
Trust and investment services income:
  Asset management and custody fees                           61        60         2       122        95        28
  Mutual fund management fees                                 45        34        32        84        55        53
  All other                                                    6        10       (40)       15        14         7
                                                            ----      ----              ------      ----
     Total trust and investment services income              112       104         8       221       164        35
Investment securities gains                                    3         3        --         7         2       250
Income from equity investments accounted for by the:
  Cost method                                                 40        20       100        91        55        65
  Equity method                                               15         8        88        30        10       200
Check printing charges                                        18        15        20        36        24        50
Gains on sales of loans                                        7         1       600        13         5       160
Gains from dispositions of operations                          1         1        --         8         5        60
Losses on dispositions of premises and equipment              (6)       (5)       20       (36)      (17)      112
All other                                                     41        23        78        67        36        86
                                                            ----      ----              ------      ----

  Total                                                     $679      $639         6%   $1,319      $993        33%
                                                            ----      ----       ---    ------      ----       ---
                                                            ----      ----       ---    ------      ----       ---

--------------------------------------------------------------------------------------------------------------------

    "All other" fees and commissions include mortgage loan servicing fees and the related amortization expense for purchased mortgage servicing rights. Mortgage loan servicing fees totaled $25 million and $21 million for the second quarter of 1997 and 1996, respectively, and $49 million and $37 million for the first half of 1997 and 1996, respectively. The related amortization expense was $18 million and $16 million for the second quarter of 1997 and 1996, respectively, and $35 million and $27 million for the first half of 1997 and 1996, respectively. The balance of purchased mortgage servicing rights was $280 million and $230 million at June 30, 1997 and 1996, respectively. The purchased mortgage loan servicing portfolio totaled $24 billion at June 30, 1997, compared with $20 billion at June 30, 1996.

    A major portion of the increase in trust and investment services income for the first half of 1997 was due to greater mutual fund management fees, reflecting the overall growth in the fund families' net assets, including the Pacifica funds previously managed by First Interstate. In the second quarter of 1997, this increase was substantially offset by a reduction in income due to the sale of the Corporate Trust business to The Bank of New York in the first quarter of 1997. The Company managed 28 of the Stagecoach family of funds consisting of $15.0 billion of assets at June 30, 1997, compared with 17 Stagecoach funds and 18 Pacifica funds that together consisted of $13.2 billion of assets at June 30, 1996. The Company also manages the Overland Express family of 14 funds, which had $5.3 billion of assets under management at June 30, 1997, compared with $4.4 billion at June 30, 1996, and is sold through brokers around the country. In addition to managing Stagecoach and Overland Express Funds, the Company managed or maintained personal trust, employee benefit trust and agency assets of approximately $208 billion and $285 billion (including $235 billion from First Interstate) at June
    30, 1997 and 1996, respectively, including $84 billion of assets managed by the Institutional Custody businesses, which will be sold to The Bank of New York in several stages beginning in the third quarter of 1997.
    The decrease in assets under management is due to the sale of the Corporate Trust business in the first quarter of 1997.

    At December 31, 1996, the Company had a liability of $111 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with branches not acquired as a result of the Merger (see Note 2 to Financial Statements for other, former First Interstate branch dispositions). Of this amount, $15 million represented the balance of the 1995 accrual for the sale of 12 traditional branches, including deposits, that closed in February 1997 and for the disposition of 10 branches, 9 of which were closed in the first quarter of 1997 and one that is expected to be sold in the third quarter of 1997. At December 31, 1996, the remaining balance consisted of a fourth quarter 1996 accrual of $96 million for the disposition of 137 traditional branches in California. Of the $96 million, $31 million was associated with 41 branches that were closed in the second quarter of 1997. The remaining $65 million liability at June 30, 1997 was related to 28 branches which have been closed or are scheduled to be closed by year-end 1997 and 68 branches that are expected to be closed in 1998.

    At June 30, 1997, the Company had 1,898 retail outlets, comprised of 1,126 traditional branches, 394 supermarket branches and 378 banking centers, in 10 Western states.

NONINTEREST EXPENSE

--------------------------------------------------------------------------------------------------------------------

                                                                   Quarter                    Six months
                                                             ended June 30,                ended June 30,
                                                            --------------         %      --------------          %
 (in millions)                                              1997      1996    Change      1997      1996     Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                                   $ 316     $ 400       (21)%   $ 656     $ 581        13%
Incentive compensation                                        49        61       (20)       89        93        (4)
Employee benefits                                             81       102       (21)      176       157        12
Equipment                                                     98       111       (12)      192       167        15
Net occupancy                                                 95       108       (12)      196       161        22
Goodwill                                                      81        81        --       164        89        84
Core deposit intangible:
  Nonqualifying (1)                                           59        72       (18)      113        72        57
  Qualifying                                                   8        10       (20)       16        19       (16)
Operating losses                                             180        27       567       222        42       429
Contract services                                             59        66       (11)      115       108         6
Telecommunications                                            36        28        29        73        44        66
Postage                                                       22        26       (15)       45        41        10
Security                                                      22        17        29        44        23        91
Outside professional services                                 21        31       (32)       36        44       (18)
Stationery and supplies                                       16        21       (24)       36        31        16
Advertising and promotion                                     21        21        --        34        34        --
Check printing                                                14        10        40        30        16        88
Travel and entertainment                                      15        16        (6)       29        26        12
Outside data processing                                       13        15       (13)       26        18        44
Foreclosed assets                                              5         1       400        (4)        3        --
All other                                                     35        53       (34)       75        75        --
                                                          ------    ------              ------    ------

  Total                                                   $1,246    $1,277        (2)%  $2,363    $1,844        28%
                                                          ------    ------       ---    ------    ------       ---
                                                          ------    ------       ---    ------    ------       ---

--------------------------------------------------------------------------------------------------------------------


(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The decrease in noninterest expense in the second quarter of 1997 resulted from cost savings achieved subsequent to the Merger, substantially offset by an increase in operating losses. The operating losses for the second quarter were predominantly a result of back-office problems which arose subsequent to certain systems conversions and other changes to operating processes that were part of the First Interstate integration. These problems were related to clearing accounts with other banks, misposting of deposits and loan payments to customer accounts and processing of returned items. Since the inception of these problems, management dedicated resources to resolve the increasing volume of ensuing suspense items. In the second quarter of 1997, based on the age and volume of suspense items as well as additional research and better insight, management determined that many of the items would not be cleared or collected. Consequently, it was determined that there was a need to record an operating loss related to the outstanding items. Most of these items are expected to be written off in the third quarter.

Salaries, incentive compensation and employee benefits expense decreased $117 million from the second quarter of 1996 due to staff reductions after the Merger. Salaries and employee benefits expense for the second and first quarters of 1997 included merger-related severance expense of $12 million and $10 million, respectively. Additional severance expense may be incurred in future quarters as the Company continues the integration process. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 33,216 at June 30,

1997, compared with 41,548 at June 30, 1996. The Company currently expects to have about 32,000 active FTE by the fourth quarter of 1997.

Goodwill and CDI amortization resulting from the Merger were $73 million and $59 million, respectively, for the second quarter of 1997, compared with $72 million and $72 million, respectively, for the second quarter of 1996. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively. The related impact on income tax expense is expected to be a benefit of $82 million, $73 million and $66 million in 1998, 1999 and 2000, respectively.

INCOME TAXES

The Company's effective tax rate was 48% and 47% for the second quarter and first half of 1997, respectively, compared with 45% and 44% for the same periods of 1996, respectively. The increase in the effective tax rate for the second quarter was mostly due to the impact of a constant amount of goodwill amortization related to the Merger, which is not tax deductible, relative to lower pretax income. The increase in the effective rate in the first half of 1997 was substantially due to increased goodwill amortization related to the Merger, which started in the second quarter of 1996.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended June 30, 1997:

------------------------------------------------------------------------------
                                                                 Quarter ended
(in millions)                                                    June 30, 1997
------------------------------------------------------------------------------

                                                        Amortization
                                               ---------------------
                                                       Nonqualifying
                                    Reported            core deposit    "Cash"
                                    earnings  Goodwill    intangible  earnings
------------------------------------------------------------------------------

Income before income tax expense       $ 440      $ 81          $ 59     $ 580
  Income tax expense                     212        --            24       236
                                       -----      ----          ----     -----
Net income                               228        81            35       344
  Preferred dividends                      6        --            --         6
                                       -----      ----          ----     -----
Net income applicable to common stock  $ 222      $ 81          $ 35     $ 338
                                       -----      ----          ----     -----
                                       -----      ----          ----     -----
Per common share                       $2.49      $.91          $.39     $3.79
                                       -----      ----          ----     -----
                                       -----      ----          ----     -----

------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended June 30, 1997 were calculated as follows:

----------------------------------------------------------------------------------------------------
                                                                                       Quarter ended
(in millions)                                                                          June 30, 1997
----------------------------------------------------------------------------------------------------
                        ROA:           A*/ (C-E) =     1.51%
                        ROE:           B*/ (D-E) =    29.27%
                        Efficiency:    (F-G) / H =    60.57%

Net income                                                                               $   344  (A)
Net income applicable to common stock                                                        338  (B)
Average total assets                                                                      99,739  (C)
Average common stockholders' equity                                                       12,931  (D)
Average goodwill ($7,271) and after-tax nonqualifying core deposit intangible ($1,034)     8,305  (E)
Noninterest expense                                                                        1,246  (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                  140  (G)
Net interest income plus noninterest income                                                1,826  (H)
-----------------------------------------------------------------------------------------------------


*   Annualized

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows on page 5 for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

------------------------------------------------------------------------------------------------------------------------
                                                                JUNE 30,            December 31,                June 30,
                                                                   1997                    1996                    1996
                                                   --------------------     -------------------    --------------------
                                                              ESTIMATED               Estimated               Estimated
                                                                   FAIR                    fair                    fair
(in millions)                                          COST       VALUE         Cost      value        Cost       value
------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
  U.S. Treasury securities                          $ 2,613     $ 2,618      $ 2,824    $ 2,837     $ 2,626     $ 2,624
  Securities of U.S. government
    agencies and corporations (1)                     5,696       5,711        7,043      7,050       7,928       7,847
  Private collateralized mortgage obligations (2)     2,897       2,884        3,237      3,230       2,790       2,716
  Other                                                 261         262          342        343         439         443
                                                    -------     -------      -------    -------     -------     -------
     Total debt securities                           11,467      11,475       13,446     13,460      13,783      13,630
  Marketable equity securities                           26          55           18         45          31          62
                                                    -------     -------      -------    -------     -------     -------

     Total                                          $11,493     $11,530      $13,464    $13,505     $13,814     $13,692
                                                    -------     -------      -------    -------     -------     -------
                                                    -------     -------      -------    -------     -------     -------

------------------------------------------------------------------------------------------------------------------------


(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.


    The available-for-sale portfolio includes both debt and marketable equity securities. At June 30, 1997, the available-for-sale securities portfolio had an unrealized net gain of $37 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross gains of $84 million and unrealized gross losses of $47 million. At December 31, 1996, the available-for-sale securities portfolio had an unrealized net gain of $41 million, comprised of unrealized gross gains of $107 million and unrealized gross losses of $66 million. At June 30, 1996, the available-for-sale securities portfolio had an unrealized net loss of $122 million, comprised of unrealized gross losses of $185 million and unrealized gross gains of $63 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At June 30, 1997, the valuation allowance amounted to an unrealized net gain of $22 million, compared with an unrealized net gain of $23 million at December 31, 1996 and an unrealized net loss of $73 million at June 30, 1996.

    During the first half of 1997, realized gross gains and losses resulting from the sale of available-for-sale securities were $8 million and $1 million, respectively. During the first half of 1996, realized gross gains and losses resulting from the sale of available-for-sale securities were $4 million and $2 million, respectively.

    The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.


-----------------------------------------------------------------------------------------------------
                                                                                        June 30, 1997
                                            ---------------------------------------------------------
                                                                Expected remaining principal maturity
                                            ---------------------------------------------------------
                                                                          Weighted
                                                                           average
                                                                          expected
                                                         Weighted        remaining   One year or less
                                                Total     average         maturity   ----------------
(in millions)                                  amount       yield   (in yrs.-mos.)     Amount   Yield
-----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                      $ 2,613        6.05%             1-8     $  807    5.88%
Securities of U.S. government
  agencies and corporations                     5,696        6.61              2-4      2,380    6.80
Private collateralized mortgage
  obligations                                   2,897        6.66              2-1        927    6.96
Other                                             261        6.65              2-3         81    7.11
                                              -------                                  ------

TOTAL COST OF DEBT SECURITIES                 $11,467        6.49%             2-2     $4,195    6.67%
                                              -------        ----              ---     ------    ----
                                              -------        ----              ---     ------    ----
ESTIMATED FAIR VALUE                          $11,475                                  $4,197
                                              -------                                  ------
                                              -------                                  ------
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                                                                                                    June 30, 1997
                                              -------------------------------------------------------------------
                                                                            Expected remaining principal maturity
                                              -------------------------------------------------------------------
                                                   After one year         After five years
                                               through five years        through ten years        After ten years
                                               ------------------        -----------------       ----------------
(in millions)                                  Amount       Yield          Amount    Yield        Amount    Yield
-----------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities                       $1,800        6.12%           $  6     6.30%          $--     6.90%
Securities of U.S. government
  agencies and corporations                     2,559        6.49             663     6.58            94     5.13
Private collateralized mortgage
  obligations                                   1,836        6.51             133     6.76             1     8.30
Other                                             171        6.42               7     6.70             2     6.98
                                               ------                        ----                    ---

TOTAL COST OF DEBT SECURITIES                  $6,366        6.39%           $809     6.61%          $97     5.20%
                                               ------        ----            ----     ----           ---     ----
                                               ------        ----            ----     ----           ---     ----

ESTIMATED FAIR VALUE                           $6,370                        $810                    $98
                                               ------                        ----                    ---
                                               ------                        ----                    ---
-----------------------------------------------------------------------------------------------------------------

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.


    The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 2 months at June 30, 1997, compared with 2 years and 3 months at March 31, 1997 and 2 years and 2 months at December
    31, 1996. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

    At June 30, 1997, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $8,595 million, or 75%, of the Company's investment securities portfolio at June 30, 1997. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $8,595 million to $8,285 million and the expected remaining maturity of these securities would increase from 2 years and 3 months to 2 years and 7 months.

LOAN PORTFOLIO

-------------------------------------------------------------------------------------------------------------
                                                                                                     % Change
                                                                                           June 30, 1997 from
                                                                                         --------------------
                                                      JUNE 30,    Dec. 31,    June 30,   Dec. 31,     June 30,
(in millions)                                            1997        1996        1996       1996         1996
-------------------------------------------------------------------------------------------------------------

Commercial (1)(2)                                     $19,464     $19,515     $19,575         --%         (1)%
Real estate 1-4 family first mortgage                   9,757      10,425      11,811         (6)        (17)
Other real estate mortgage (3)                         11,747      11,860      12,920         (1)         (9)
Real estate construction                                2,378       2,303       2,401          3          (1)
Consumer:
  Real estate 1-4 family junior lien mortgage           6,008       6,278       6,736         (4)        (11)
  Credit card                                           5,090       5,462       5,276         (7)         (4)
  Other revolving credit and monthly payment            7,749       8,374       9,075         (7)        (15)
                                                      -------     -------     -------
    Total consumer                                     18,847      20,114      21,087         (6)        (11)
Lease financing                                         3,373       3,003       2,689         12          25
Foreign                                                   123         169          58        (27)        112
                                                      -------     -------     -------

    Total loans (net of unearned income,
      including net deferred loan fees,
      of $712, $654 and $528)                          $65,689     $67,389     $70,541        (3)%        (7)%
                                                      -------     -------     -------         ---         ---
                                                      -------     -------     -------         ---         ---
--------------------------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $1,129 million, $1,070 million and $905 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,393 million, $1,409 million and $1,493 million at June 30, 1997, December 31, 1996 and June 30, 1996,
     respectively.
(3) Includes agricultural loans that are secured by real estate of $325 million, $325 million and $370 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

The table below presents comparative period-end commercial real estate loans.

-------------------------------------------------------------------------------------------------------------
                                                                                                     % Change
                                                                                           June 30, 1997 from
                                                                                         --------------------
                                                      JUNE 30,    Dec. 31,    June 30,   Dec. 31,    June 30,
(in millions)                                            1997        1996        1996       1996        1996
-------------------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)                     $ 1,129     $ 1,070     $   905          6%         25%
Other real estate mortgage                             11,747      11,860      12,920         (1)         (9)
Real estate construction                                2,378       2,303       2,401          3          (1)
                                                      -------     -------     -------
   Total                                              $15,254     $15,233     $16,226         --%         (6)%
                                                      -------     -------     -------        ----        ----
                                                      -------     -------     -------        ----        ----

Nonaccrual loans                                      $   303     $   376     $   425        (19)%       (29)%
                                                      -------     -------     -------        ----        ----
                                                      -------     -------     -------        ----        ----

Nonaccrual loans as a % of total                          2.0%        2.5%        2.6%
                                                      -------     -------     -------
                                                      -------     -------     -------

--------------------------------------------------------------------------------------------------------------

(1) Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)
-------------------------------------------------------------------------------

                                                   JUNE 30,  Dec. 31,  June 30,
(in millions)                                         1997      1996      1996
-------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (2)(3)                                   $179      $223      $208
  Real estate 1-4 family first mortgage                102        99        87
  Other real estate mortgage (4)                       283       349       363
  Real estate construction                              19        25        47
  Consumer:
     Real estate 1-4 family junior lien mortgage        17        15        22
     Other revolving credit and monthly payment          2         1         1
  Lease financing                                       --         2         3
                                                      ----      ----      ----
        Total nonaccrual loans (5)                     602       714       731
Restructured loans (6)                                  10        10        11
                                                      ----      ----      ----
Nonaccrual and restructured loans                      612       724       742
As a percentage of total loans                          .9%      1.1%      1.1%

Foreclosed assets                                      194       219       238
Real estate investments (7)                              5         4         7
                                                      ----      ----      ----
Total nonaccrual and restructured loans
  and other assets                                    $811      $947      $987
                                                      ----      ----      ----
                                                      ----      ----      ----

--------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of $1 million, $2 million and $15 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
(3) Includes agricultural loans of $17 million, $13 million and $30 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
(4) Includes agricultural loans secured by real estate of $17 million, $10 million and $6 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
(5) Of the total nonaccrual loans, $376 million, $493 million and $553 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $49 million, $50 million and $50 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $49 million, $50 million and $50 million were considered impaired under FAS 114 at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $158 million, $154 million and $124 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

The table below summarizes the changes in total nonaccrual loans.

--------------------------------------------------------------------------------
                                                             JUNE 30,  June 30,
(in millions)                                                   1997      1996
--------------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER                                 $  645     $ 525
Nonaccrual loans of First Interstate                              --       201
New loans placed on nonaccrual                                   112       173
Charge-offs                                                      (39)      (48)
Payments                                                        (109)      (87)
Transfers to foreclosed assets                                    (2)      (19)
Loans returned to accrual                                         (5)      (14)
                                                              ------     -----

BALANCE, END OF QUARTER                                       $  602     $ 731
                                                              ------     -----
                                                              ------     -----
--------------------------------------------------------------------------------

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

The average recorded investment in impaired loans was $432 million and $456 million during the second quarter and first half of 1997, respectively, and $613 million and $523 million during the second quarter and first half of 1996, respectively. Total interest income recognized on impaired loans was $4 million and $9 million during the second quarter and first half of 1997, respectively, and $5 million and $9 million during the second quarter and first half of 1996, respectively, substantially all of which was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category at June 30, 1997, December 31, 1996 and June 30, 1996:

--------------------------------------------------------------------------------
                                               JUNE 30,  December 31,  June 30,
(in millions)                                     1997          1996      1996
--------------------------------------------------------------------------------

Commercial                                        $106          $155      $166
Real estate 1-4 family first mortgage                1             1         2
Other real estate mortgage (1)                     298           362       386
Real estate construction                            18            24        47
Other                                                2             1         2
                                                  ----          ----      ----

         Total (2)                                $425          $543      $603
                                                  ----          ----      ----
                                                  ----          ----      ----

Impairment measurement based on:
  Collateral value method                         $321          $416      $433
  Discounted cash flow method                       80           101       135
  Historical loss factors                           24            26        35
                                                  ----          ----      ----
                                                  $425          $543      $603
                                                  ----          ----      ----
                                                  ----          ----      ----
--------------------------------------------------------------------------------

(1) Includes accruing loans of $49 million, $50 million and $50 million purchased at a steep discount at June 30, 1997, December 31, 1996 and June 30, 1996, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $24 million, $27 million and $39 million of impaired loans with a related FAS 114 allowance of $2 million, $2 million and $4 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

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

The table below summarizes the changes in foreclosed assets.

--------------------------------------------------------------------------------
                                                             JUNE 30,  June 30,
(in millions)                                                   1997      1996
--------------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER                                   $207      $198
Foreclosed assets of First Interstate                             --        51
Additions                                                         27        37
Sales                                                            (31)      (33)
Charge-offs                                                       (3)      (12)
Write-downs                                                       (2)       (1)
Other deductions                                                  (4)       (2)
                                                                ----      ----

 BALANCE, END OF QUARTER                                        $194      $238
                                                                ----      ----
                                                                ----      ----

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                               JUNE 30,    Dec. 31,    June 30,
(in millions)                                     1997        1996        1996
--------------------------------------------------------------------------------

Commercial                                        $ 36        $ 65        $ 83
Real estate 1-4 family first mortgage               33          42          31
Other real estate mortgage                          10          59          31
Real estate construction                             2           4          15
Consumer:
  Real estate 1-4 family junior lien mortgage       34          23          11
  Credit card                                      127         120         105
  Other revolving credit and monthly payment        16          20           7
                                                  ----        ----        ----
     Total consumer                                177         163         123
Lease financing                                      1          --           1
                                                  ----        ----        ----
  Total                                           $259        $333        $284
                                                  ----        ----        ----
                                                  ----        ----        ----

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------
                                                        Quarter ended          Six months ended
                                                   ------------------        ------------------
                                                    JUNE 30,  June 30,       JUNE 30,   June 30,
(in millions)                                          1997      1996           1997       1996
-----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                         $1,922    $1,681         $2,018    $1,794

Allowance of First Interstate                            --       770             --       770

Provision for loan losses                               140        --            245        --

Loan charge-offs:
  Commercial (1)                                        (60)      (48)          (129)      (61)
  Real estate 1-4 family first mortgage                  (5)       (5)           (10)       (9)
  Other real estate mortgage                             (2)      (13)           (10)      (16)
  Real estate construction                               (2)       (4)            (3)       (5)
  Consumer:
    Real estate 1-4 family junior lien mortgage          (6)      (13)           (12)      (17)
    Credit card                                        (133)     (101)          (248)     (187)
    Other revolving credit and monthly payment          (57)      (51)          (113)      (71)
                                                     ------    ------         ------    ------
      Total consumer                                   (196)     (165)          (373)     (275)
  Lease financing                                       (10)       (8)           (20)      (14)
                                                     ------    ------         ------    ------
        Total loan charge-offs                         (275)     (243)          (545)     (380)
                                                     ------    ------         ------    ------

Loan recoveries:
  Commercial (2)                                         20         8             33        13
  Real estate 1-4 family first mortgage                   1         2              2         5
  Other real estate mortgage                              8        19             30        23
  Real estate construction                               --         4              1         5
  Consumer:
    Real estate 1-4 family junior lien mortgage           1         4              3         5
    Credit card                                          11        11             22        16
    Other revolving credit and monthly payment           19        15             35        18
                                                     ------    ------         ------    ------
      Total consumer                                     31        30             60        39
  Lease financing                                         3         2              6         4
                                                     ------    ------         ------    ------
        Total loan recoveries                            63        65            132        89
                                                     ------    ------         ------    ------
          Total net loan charge-offs                   (212)     (178)          (413)     (291)
                                                     ------    ------         ------    ------

BALANCE, END OF PERIOD                               $1,850    $2,273         $1,850    $2,273
                                                     ------    ------         ------    ------
                                                     ------    ------         ------    ------
Total net loan charge-offs as a percentage
  of average loans (annualized)                        1.32%     1.01%          1.28%     1.10%
                                                     ------    ------         ------    ------
                                                     ------    ------         ------    ------

Allowance as a percentage of total loans               2.82%     3.22%          2.82%     3.22%
                                                     ------    ------         ------    ------
                                                     ------    ------         ------    ------

-----------------------------------------------------------------------------------------------

(1) Charge-offs of loans to real estate developers were none and $1 million for the quarters ended June 30, 1997 and 1996, respectively, and none and $1 million for the six months ended June 30, 1997 and 1996, respectively.
(2) Includes recoveries from loans to real estate developers of none and $1 million for the quarters ended June 30, 1997 and 1996, respectively, and $1 million and $1 million for the six months ended June 30, 1997 and 1996, respectively.

  The table below presents net charge-offs by loan category.

-----------------------------------------------------------------------------------------------------------------------
                                                                  Quarter ended                        Six Months Ended
                                            -----------------------------------    ------------------------------------
                                              JUNE 30, 1997       June 30, 1996       JUNE 30, 1997       June 30, 1996
                                            ---------------    ----------------    ----------------    ----------------
                                                       % OF                % of                % OF                % of
                                                    AVERAGE             average             AVERAGE             average
  (in millions)                            AMOUNT  LOANS(1)    Amount  loans(1)    AMOUNT  LOANS(1)    Amount  loans(1)
-----------------------------------------------------------------------------------------------------------------------
Commercial                                   $ 40       .89%     $ 40       .80%     $ 96      1.05%     $ 48       .65%
Real estate 1-4 family first mortgage           4       .15         3       .10         8       .15         4       .10
Other real estate mortgage                     (6)     (.19)       (6)     (.20)      (20)     (.33)       (7)     (.14)
Real estate construction                        2       .36        --        --         2       .15        --        --
Consumer:
  Real estate 1-4 family
     junior lien mortgage                       5       .30         9       .54         9       .28        12       .50
  Credit card                                 122      9.47        90      7.03       226      8.68       171      7.56
  Other revolving credit
     and monthly payment                       38      1.96        36      1.59        78      1.95        53      1.82
                                             ----                ----                ----                ----
        Total consumer                        165      3.47       135      2.58       313      3.26       236      3.07
Lease financing                                 7       .81         6       .84        14       .84        10       .88
                                             ----                ----                ----                ----

  Total net loan charge-offs                 $212      1.32%     $178      1.01%     $413      1.28%     $291      1.10%
                                             ----      ----      ----      ----      ----      ----      ----      ----
                                             ----      ----      ----      ----      ----      ----      ----      ----
-----------------------------------------------------------------------------------------------------------------------

(1) Calculated on an annualized basis.

Included in the Commercial loan category in the second quarter of 1997 were small business commercial loan net charge-offs of $23 million (or 2.43% of average small business loans), compared with $19 million (or 2.18%) in the first quarter of 1997 and $12 million (or 1.85%) in the second quarter of 1996. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

The largest category of net charge-offs in all periods presented was credit card loans, comprising more than 50% of total net charge-offs in each period. During the second quarter of 1997, credit card gross charge-offs due to bankruptcies were $59 million, or 45%, of total credit card gross charge-offs, compared with $45 million, or 39%, in the first quarter of 1997 and $41 million, or 40%, in the second quarter of 1996. In addition, credit card loans 30 to 89 days past due and still accruing totaled $172 million at June 30, 1997, compared with $189 million at March 31, 1997 and $160 million at June 30, 1996. The total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans are expected to continue for the remainder of 1997 at a level consistent with that experienced over the past year.

The Company considers the allowance for loan losses of $1,850 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at June 30, 1997. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $140 million provision in the second quarter 1997. The Company anticipates that it will continue making incremental increases to the provision of approximately $30 to $40 million through the fourth quarter of 1997, when it is expected that the provision will approximate net charge-offs.

OTHER ASSETS

-----------------------------------------------------------------------------
                                            JUNE 30,   December 31,   June 30,
(in millions)                                  1997           1996       1996
-----------------------------------------------------------------------------

Nonmarketable equity investments             $  952         $  937     $  691
Net deferred tax asset                          465            437        551
Certain identifiable intangible assets          478            471        462
Foreclosed assets                               194            219        238
Other                                         2,517          3,397      1,570
                                             ------         ------     ------

    Total other assets                       $4,606         $5,461     $3,512
                                             ------         ------     ------
                                             ------         ------     ------

-----------------------------------------------------------------------------

The Company estimates that approximately $421 million of the $465 million net deferred tax asset at June 30, 1997 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $44 million primarily relates to approximately $581 million of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.5 billion for each of the last three years. The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Mortgage servicing rights purchased during second quarter 1997 and second quarter 1996 were $11 million and $76 million (including $72 million from First Interstate), respectively. There were no retained servicing rights recognized during the same periods. Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $18 million and $16 million for the quarters ended June 30, 1997 and 1996, respectively. Purchased mortgage servicing rights included in certain identifiable intangible assets were $280 million, $257 million and $230 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively.

Other identifiable intangible assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $26 million and $25 million for the quarters ended June 30, 1997 and 1996, respectively.

In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (FAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for those provisions that became effective at that date. The adoption did not have a material effect on the Company's second or first quarter 1997 financial statements. Also, in December 1996, the FASB issued FAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement 125, which deferred to January 1, 1998 those provisions of FAS 125 related to repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption of FAS 127 is not expected to have a material effect on the Company's financial statements.

DEPOSITS

-----------------------------------------------------------------------------

                                            JUNE 30,   December 31,   June 30,
(in millions)                                  1997           1996       1996
-----------------------------------------------------------------------------

Noninterest-bearing                         $24,284        $29,073    $27,535
Interest-bearing checking                     2,271          2,792      6,984
Market rate and other savings                31,088         33,947     32,302
Savings certificates                         15,902         15,769     16,510
                                            -------        -------    -------
  Core deposits                              73,545         81,581     83,331
Other time deposits                             162            186        472
Deposits in foreign offices                      41             54         65
                                            -------        -------    -------

    Total deposits                          $73,748        $81,821    $83,868
                                            -------        -------    -------
                                            -------        -------    -------

-----------------------------------------------------------------------------

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

The decrease in the Company's RBC ratios at June 30, 1997 compared with December 31, 1996 resulted substantially from the repurchase of common stock.

The table below presents the Company's risk-based capital and leverage ratios.


-------------------------------------------------------------------------------------------------
                                                              JUNE 30,   December 31,    June 30,
(in billions)                                                    1997           1996        1996
-------------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                                 $12.8           $13.5       $14.2
  Preferred stock (1)                                            .3              .4          .8
  Guaranteed preferred beneficial interests in
    Company's subordinated debentures                           1.3             1.2          --
  Goodwill and other deductions (2)                            (8.3)           (8.5)       (8.7)
                                                              -----           -----       -----
    Total Tier 1 capital                                        6.1             6.6         6.3
                                                              -----           -----       -----
Tier 2:
  Mandatory convertible debt                                     .2              .2          .2
  Subordinated debt and unsecured senior debt                   2.0             2.1         2.0
  Allowance for loan losses allowable in Tier 2                 1.0             1.1         1.1
                                                              -----           -----       -----
    Total Tier 2 capital                                        3.2             3.4         3.3
                                                              -----           -----       -----

       Total risk-based capital                               $ 9.3           $10.0       $ 9.6
                                                              -----           -----       -----
                                                              -----           -----       -----

Risk-weighted balance sheet assets                            $78.7           $82.2       $83.3
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                         9.7            10.1         9.5
  Standby letters of credit                                     1.7             2.1         2.4
  Other                                                          .6              .5          .4
                                                              -----           -----       -----
    Total risk-weighted off-balance sheet items                12.0            12.7        12.3
                                                              -----           -----       -----
Goodwill and other deductions (2)                              (8.3)           (8.5)       (8.7)
Allowance for loan losses not included in Tier 2                (.9)            (.9)       (1.2)
                                                              -----           -----       -----

      Total risk-weighted assets                              $81.5           $85.5       $85.7
                                                              -----           -----       -----
                                                              -----           -----       -----
Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                      7.49%           7.68%       7.40%
  Total capital (8% minimum requirement)                      11.45           11.70       11.18

Leverage ratio (3% minimum requirement) (3)                    6.67%           6.65%       6.37%

----------------------------------------------------------------------------------------------------

(1) Excludes $175 million of Series D preferred stock at December 31, 1996 due to the Company's December 1996 announcement to redeem this series in March 1997.
(2) Other deductions include CDI acquired after February 1992 (nonqualifying
    CDI) and the unrealized net gain (loss) on available-for-sale investment securities carried at fair value.
(3) Tier 1 capital divided by quarterly average total assets (excluding goodwill, nonqualifying CDI and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At June 30, 1997, the Bank had a Tier 1 RBC ratio of 8.46%, a combined Tier 1 and
Tier 2 ratio of 11.11% and a leverage ratio of 7.12%.

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a negative impact on the net interest margin from an increasing rate environment. At June 30, 1997, the under-one-year cumulative gap was a $338 million
(0.3% of total assets) net liability position, compared with net liability positions of $1,851 million (1.8% of total assets) at March 31, 1997 and $1,402 million (1.3% of total assets) at December 31, 1996. The decrease in the net liability position from March 31, 1997 was primarily due to an increase in consumer loans repricing within one year and a decrease in market rate savings repricing within one year.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $9.4 billion, $11.9 billion and $12.5 billion at June 30, 1997, March 31, 1997 and December 31, 1996, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at June 30, 1997 and December 31, 1996.



-------------------------------------------------------------------------------------------------------------

                                                           JUNE 30, 1997                    December 31, 1996
                                      ----------------------------------   ----------------------------------
                                      NOTIONAL OR      CREDIT  ESTIMATED   Notional or     Credit   Estimated
                                      CONTRACTUAL        RISK       FAIR   contractual       risk        fair
(in millions)                              AMOUNT   AMOUNT (3)     VALUE        amount  amount (3)      value
-------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
  HEDGES
  Interest rate contracts:
     Futures contracts                    $ 5,249        $ --        $--       $ 5,188       $ --        $ --
     Floors purchased (1)                  22,439          47         47        20,640        101         101
     Caps purchased (1)                       422           3          3           435          3           3
     Swap contracts (1)                    16,391         121          4        16,661        217         117

  Foreign exchange contracts:
     Forward contracts (1)                     47          --         --            64         --          --

CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
     Futures contracts                          3          --         --            10         --          --
     Floors written                           692          --         (8)          405         --         (10)
     Caps written                           1,828          --         (4)        2,174         --          (4)
     Floors purchased (1)                     697           8          8           404          9           9
     Caps purchased (1)                     1,796           4          4         2,088          4           4
     Swap contracts (1)                     2,246          12          2         2,325         12           2

  Foreign exchange contracts (2):
     Forward and spot contracts (1)         1,485          19          2         1,313         14           1
     Option contracts purchased (1)            89           1          1            65          1           1
     Option contracts written                  88          --         (1)           59         --          (1)

-------------------------------------------------------------------------------------------------------------

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

    The Company also enters into foreign exchange derivative positions (forward and spot contracts and options) primarily as an accommodation to customers and offsets the related foreign exchange risk with other foreign exchange derivative financial instruments.

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

    In February 1997, the Securities and Exchange Commission (SEC) published rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the notes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997; accordingly, see Note 1 to Financial Statements in this Form 10-Q. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

    LIQUIDITY MANAGEMENT

    Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration with the SEC that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. As of June 30, 1997, the Company had issued $.2 billion of preferred stock under this shelf registration and $3.3 billion of securities remained unissued. No additional securities have been issued under this shelf registration.

    In 1996, the Company also filed a universal shelf registration statement of $750 million with the SEC which includes senior and subordinated debt, preferred stock and common stock of the Company and preferred securities of special purpose subsidiary trusts. The registration allows each special purpose subsidiary to issue trust preferred securities which qualify as Tier 1 capital of the Company for regulatory purposes. The special purpose subsidiary will hold junior subordinated deferrable interest debentures (debentures) of the Company. Interest paid on these debentures will be distributed to the holders of the trust preferred securities. As a result, distributions to the holders of the trust preferred securities will be tax deductible and treated as interest expense in the consolidated statement of income. This provides the Company with a more cost-effective means of obtaining Tier 1 capital than if the Company itself were to issue additional preferred stock. In December 1996, the Company issued $400 million in trust preferred securities through one trust, Wells Fargo Capital I. In January 1997, the Company issued an additional $150 million in trust preferred securities through a separate trust, Wells Fargo Capital II. At June 30, 1997, $200 million remained unissued under this shelf registration. In addition to the publicly registered trust preferred securities, the Company established in 1996 three special purpose trusts, which collectively issued $750 million of trust preferred securities in private placements. Similar to the registered trust preferred securities, these preferred securities qualify as Tier 1 capital for regulatory purposes and the interest on the debentures is paid as tax deductible distributions to the trust preferred security holders. The proceeds from the publicly registered and private placement issuances were invested in debentures of the Company. The proceeds from the sale of these debentures were used by the Company for general corporate purposes.

                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               3(ii)    By-Laws

               4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

              11        Computation of Earnings Per Common Share

              27        Financial Data Schedule

              99(a)     Computation of Ratios of Earnings to Fixed Charges
                        -- the ratios of earnings to fixed charges, including interest on deposits, were 1.73 and 2.11 for the quarters ended June 30, 1997 and 1996, respectively, and 1.90 and 2.19 for the six months ended June 30, 1997 and 1996, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.57 and 5.73 for the quarters ended June 30, 1997 and 1996, respectively, and
                        4.11 and 5.55 for the six months ended June 30, 1997 and 1996, respectively.

                (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.70 and 2.00 for the quarters ended June 30, 1997 and 1996, respectively, and 1.85 and 2.08 for the six months ended June 30, 1997 and 1996, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were
                        3.34 and 4.58 for the quarters ended June 30, 1997 and 1996, respectively, and 3.76 and 4.59 for the six months ended June 30, 1997 and 1996, respectively.

         (b) The Company filed the following reports on Form 8-K during the second quarter of 1997 and through the date hereof:

              (1) May 21, 1997 under Item 5, containing the Press Release that announced the retirement of William F. Zuendt as President and Chief Operating Officer of Wells Fargo & Company in 1997

              (2) July 9, 1997 under Item 5, containing the Press Release that announced that Wells Fargo & Company's second quarter 1997 earnings would not meet analysts' expectations

              (3) July 15, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1997

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                  WELLS FARGO & COMPANY

                                  By:  /s/ Frank A. Moeslein
                                     --------------------------------
                                  Frank A. Moeslein
                                  Executive Vice President and Controller
                                  (Principal Accounting Officer)