Form 10-Q
period 1997-09-30
WELLS FARGO & CO
filed 1997-11-13
CIK 105598

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -----------------

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997  Commission file number 1-6214

                             -----------------

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

                                                          Shares Outstanding
                                                           October 31, 1997
                                                         -------------------
            Common stock, $5 par value                         86,698,870

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I--      FINANCIAL INFORMATION
Item 1.       Financial Statements
              Consolidated Statement of Income............................................................           2
              Consolidated Balance Sheet..................................................................           3
              Consolidated Statement of Changes in Stockholders' Equity...................................           4
              Consolidated Statement of Cash Flows........................................................           5
              Notes to Financial Statements...............................................................           6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations
              Summary Financial Data......................................................................          10
              Overview....................................................................................          11
              Line of Business Results....................................................................          14
              Earnings Performance........................................................................          19
                Net Interest Income.......................................................................          19
                Noninterest Income........................................................................          22
                Noninterest Expense.......................................................................          24
                Earnings/Ratios Excluding Goodwill and Nonqualifying CDI..................................          26
              Balance Sheet Analysis......................................................................          27
                Investment Securities.....................................................................          27
                Loan Portfolio............................................................................          29
                  Commercial real estate..................................................................          29
                Nonaccrual and Restructured Loans and Other Assets........................................          30
                  Changes in total nonaccrual loans.......................................................          30
                  Changes in foreclosed assets............................................................          33
                  Loans 90 days past due and still accruing...............................................          33
                Allowance for Loan Losses.................................................................          34
                Other Assets..............................................................................          36
                Deposits..................................................................................          37
                Capital Adequacy/Ratios...................................................................          37
                Asset/Liability Management................................................................          39
                Derivative Financial Instruments..........................................................          40
                Liquidity Management......................................................................          41

PART II--     OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K............................................................          43

SIGNATURE.................................................................................................          44

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

                        PART I - FINANCIAL INFORMATION

                    WELLS FARGO & COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME


--------------------------------------------------------------------------------------------------
                                                                   Quarter             Nine months
                                                        ended September 30,     ended September 30,
                                                        ------------------      ------------------
(in millions)                                             1997        1996        1997        1996
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                     $    3      $   11      $   15      $   21
Investment securities                                      175         215         573         568
Loans                                                    1,513       1,612       4,570       4,106
Other                                                       16           9          39          16
                                                        ------      ------      ------      ------
    Total interest income                                1,707       1,847       5,197       4,711
                                                        ------      ------      ------      ------
INTEREST EXPENSE
Deposits                                                   430         446       1,280       1,140
Federal funds purchased and securities sold under
  repurchase agreements                                     44          15         109          72
Commercial paper and other short-term borrowings             5           3          12          11
Senior and subordinated debt                                75          88         234         217
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                         25          --          75          --
                                                        ------      ------      ------      ------
    Total interest expense                                 579         552       1,710       1,440
                                                        ------      ------      ------      ------
NET INTEREST INCOME                                      1,128       1,295       3,487       3,271
Provision for loan losses                                  175          35         420          35
                                                        ------      ------      ------      ------
Net interest income after provision for loan losses        953       1,260       3,067       3,236
                                                        ------      ------      ------      ------
NONINTEREST INCOME
Service charges on deposit accounts                        214         254         649         634
Fees and commissions                                       246         205         694         534
Trust and investment services income                       117         104         338         267
Investment securities gains (losses)                        (1)         --           6           2
Other                                                      101          80         309         199
                                                        ------      ------      ------      ------
    Total noninterest income                               677         643       1,996       1,636
                                                        ------      ------      ------      ------
NONINTEREST EXPENSE
Salaries                                                   308         378         964         960
Incentive compensation                                      54          53         143         146
Employee benefits                                           80         105         256         261
Equipment                                                   97         103         289         269
Net occupancy                                               96          96         292         257
Goodwill                                                    81          81         245         170
Core deposit intangible                                     64          78         193         170
Operating losses                                            40          31         262          72
Other                                                      267         380         806         844
                                                        ------      ------      ------      ------
    Total noninterest expense                            1,087       1,305       3,450       3,149
                                                        ------      ------      ------      ------
INCOME BEFORE INCOME TAX EXPENSE                           543         598       1,613       1,723
Income tax expense                                         253         277         756         775
                                                        ------      ------      ------      ------
NET INCOME                                              $  290      $  321      $  857      $  948
                                                        ------      ------      ------      ------
                                                        ------      ------      ------      ------
NET INCOME APPLICABLE TO COMMON STOCK                   $  285      $  302      $  836      $  901
                                                        ------      ------      ------      ------
                                                        ------      ------      ------      ------
PER COMMON SHARE
Net income                                              $ 3.26      $ 3.23      $ 9.38      $11.42
                                                        ------      ------      ------      ------
                                                        ------      ------      ------      ------
Dividends declared                                      $ 1.30      $ 1.30      $ 3.90      $ 3.90
                                                        ------      ------      ------      ------
                                                        ------      ------      ------      ------
Average common shares outstanding                         87.5        93.7        89.1        78.8
                                                        ------      ------      ------      ------
                                                        ------      ------      ------      ------
--------------------------------------------------------------------------------------------------

                         WELLS FARGO & COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
                                                        SEPTEMBER 30,     December 31,     September 30,
(in millions)                                                   1997             1996              1996
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                      $ 7,823         $ 11,736          $ 11,622
Federal funds sold and securities
     purchased under resale agreements                           188              187               284
Investment securities at fair value                           10,737           13,505            13,433
Loans                                                         65,104           67,389            69,233
Allowance for loan losses                                      1,823            2,018             2,137
                                                             -------         --------          --------
          Net loans                                           63,281           65,371            67,096
                                                             -------         --------          --------
Due from customers on acceptances                                104              197               356
Accrued interest receivable                                      537              665               590
Premises and equipment, net                                    2,173            2,406             2,380
Core deposit intangible                                        1,771            2,038             2,130
Goodwill                                                       7,149            7,322             7,407
Other assets                                                   3,892            5,461             3,878
                                                             -------         --------          --------
          Total assets                                       $97,655         $108,888          $109,176
                                                             -------         --------          --------
                                                             -------         --------          --------
LIABILITIES
Noninterest-bearing deposits                                 $23,005         $ 29,073          $ 29,512
Interest-bearing deposits                                     47,917           52,748            54,225
                                                             -------         --------          --------
          Total deposits                                      70,922           81,821            83,737
Federal funds purchased and securities
     sold under repurchase agreements                          4,268            2,029             1,033
Commercial paper and other short-term borrowings                 458              401               350
Acceptances outstanding                                          104              197               356
Accrued interest payable                                         245              171               215
Other liabilities                                              2,574            3,947             3,151
Senior debt                                                    2,280            2,120             2,470
Subordinated debt                                              2,585            2,940             2,941
Guaranteed preferred beneficial interests in
     Company's subordinated debentures                         1,299            1,150                --

STOCKHOLDERS' EQUITY
Preferred stock                                                  275              600             1,039
Common stock - $5 par value,
     authorized 150,000,000 shares; issued and outstanding
     86,780,522 shares, 91,474,425 shares and
     92,875,661 shares                                           434              457               464
Additional paid-in capital                                     8,925           10,287            10,674
Retained earnings                                              3,235            2,749             2,766
Cumulative foreign currency translation adjustments               --               (4)               (4)
Investment securities valuation allowance                         51               23               (16)
                                                             -------         --------          --------
          Total stockholders' equity                          12,920           14,112            14,923
                                                             -------         --------          --------
          Total liabilities and stockholders' equity         $97,655         $108,888          $109,176
                                                             -------         --------          --------
                                                             -------         --------          --------
-------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------
                                                        Nine months ended September 30,
                                                       -------------------------------
(in millions)                                             1997                    1996
--------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                           $   600                 $   489
Preferred stock issued to First Interstate
 stockholders                                               --                     350
Preferred stock issued                                      --                     200
Preferred stock redeemed                                  (325)                     --
                                                       -------                 -------
Balance, end of period                                     275                   1,039
                                                       -------                 -------

COMMON STOCK
Balance, beginning of period                               457                     235
Common stock issued to First Interstate
 stockholders                                               --                     260
Common stock issued under employee benefit and
 dividend reinvestment plans                                 3                       3
Common stock repurchased                                   (26)                    (34)
                                                       -------                 -------
Balance, end of period                                     434                     464
                                                       -------                 -------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                            10,287                   1,135
Preferred stock issued to First Interstate
 stockholders                                               --                      10
Preferred stock issuance costs                              --                      (3)
Common stock issued to First Interstate
 stockholders                                               --                  11,037
Common stock issued under employee benefit
 and dividend reinvestment plans                            64                      85
Common stock repurchased                                (1,426)                 (1,701)
Fair value adjustment related to First
 Interstate stock options                                   --                     111
                                                       -------                 -------
Balance, end of period                                   8,925                  10,674
                                                       -------                 -------

RETAINED EARNINGS
Balance, beginning of period                             2,749                   2,174
Net income                                                 857                     948
Preferred stock dividends                                  (21)                    (47)
Common stock dividends                                    (350)                   (309)
                                                       -------                 -------
Balance, end of period                                   3,235                   2,766
                                                       -------                 -------

CUMULATIVE FOREIGN CURRENCY
 TRANSLATION ADJUSTMENTS
Balance, beginning of period                                (4)                     (4)
Translation adjustments                                      4                      --
                                                       -------                 -------
Balance, end of period                                      --                      (4)
                                                       -------                 -------

INVESTMENT SECURITIES VALUATION ALLOWANCE
Balance, beginning of period                                23                      26
Change in unrealized net gain, after applicable
 taxes                                                      28                     (42)
                                                       -------                 -------
Balance, end of period                                      51                     (16)
                                                       -------                 -------

   Total stockholders' equity                          $12,920                 $14,923
                                                       -------                 -------
                                                       -------                 -------
--------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------
                                                        Nine months ended September 30,
                                                      --------------------------------
(in millions)                                             1997                    1996
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $    857                 $   948
   Adjustments to reconcile net income to net cash
    provided by operating activities:
         Provision for loan losses                         420                      35
         Depreciation and amortization                     683                     560
         Deferred income tax provision                     119                     165
         Increase (decrease) in net deferred loan
          fees                                              11                     (14)
         Net decrease in accrued interest receivable       128                      26
         Net increase in accrued interest payable           74                      43
         Other, net                                        968                     208
                                                      --------                 -------

Net cash provided by operating activities                3,260                   1,971
                                                      --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment securities at fair value
         Proceeds from sales                               275                     763
         Proceeds from prepayments and maturities        3,270                   3,601
         Purchases                                        (726)                 (1,347)
   Cash acquired from First Interstate                      --                   6,030
   Net decrease in loans resulting from
    originations and collections                         1,755                     804
   Proceeds from sales (including participations)
    of loans                                               158                     301
   Purchases (including participations) of loans          (210)                    (93)
   Proceeds from sales of foreclosed assets                116                     111
   Net (increase) decrease in federal funds sold
    and securities purchased under resale agreements        (1)                  1,967
   Other, net                                               62                    (411)
                                                      --------                 -------

Net cash provided by investing activities                4,699                  11,726
                                                      --------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                            (10,899)                 (2,693)
   Net increase (decrease) in short-term borrowings      2,296                  (1,939)
   Proceeds from issuance of senior debt                   700                   1,260
   Repayment of senior debt                               (525)                   (816)
   Proceeds from issuance of subordinated debt              --                     800
   Repayment of subordinated debt                         (351)                     --
   Proceeds from issuance of guaranteed preferred
    beneficial interests in Company's subordinated
    debentures                                             149                      --
   Proceeds from issuance of preferred stock                --                     197
   Proceeds from issuance of common stock                   67                      88
   Redemption of preferred stock                          (325)                     --
   Repurchase of common stock                           (1,452)                 (1,735)
   Payment of cash dividends on preferred stock            (21)                    (56)
   Payment of cash dividends on common stock              (350)                   (309)
   Other, net                                           (1,161)                   (247)
                                                      --------                 -------

Net cash used by financing activities                  (11,872)                 (5,450)
                                                      --------                 -------

   NET CHANGE IN CASH AND CASH EQUIVALENTS
    (DUE FROM BANKS)                                    (3,913)                  8,247

Cash and cash equivalents at beginning of period        11,736                   3,375
                                                      --------                 -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  7,823                 $11,622
                                                      --------                 -------
                                                      --------                 -------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                        $  1,636                 $ 1,310
      Income taxes                                    $    558                 $   269
   Noncash investing and financing activities:
      Transfers from loans to foreclosed assets       $     76                 $   108
      Acquisition of First Interstate:
         Common stock issued                          $     --                 $11,297
         Fair value of preferred stock issued               --                     360
         Fair value of stock options                        --                     111
         Fair value of assets acquired                      --                  55,797
         Fair value of liabilities assumed                  --                  51,214
--------------------------------------------------------------------------------------

                      WELLS FARGO & COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1. DERIVATIVE FINANCIAL INSTRUMENTS

The following is an enhanced description of the derivative financial instruments accounting policy contained in the Company's 1996 Form 10-K, as also shown in the Company's second quarter 1997 Form 10-Q.

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

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill since April 1, 1996 included accruals totaling approximately $324 million ($191 million after tax) related to the disposition of premises, including an accrual of $127 million ($75 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state. The California dispositions included 175 branch closures during 1996 and 45 branch closures during the first nine months of 1997, of which 9 occurred in the third quarter. In addition, one branch is scheduled to be closed by year-end 1997, with another 14 branches to be closed in 1998. The Company also entered into definitive agreements with several institutions to sell 20 former First Interstate branches, including deposits, located in California. The sales of 17 of these branches were completed in the first quarter of 1997. The sales of the remaining three branches are expected to be completed in 1998. The out-of-state dispositions included 82 branch closures that were completed in the first nine months of 1997, of which 42 occurred in the third quarter. In addition, 6 branch closures have been completed or are scheduled to be completed in the fourth quarter of 1997, with another 61 closures to be completed in 1998. The Company also entered into definitive agreements with several institutions to sell 87 former First Interstate out-of-state branches, including deposits. The sales of five of these branches were completed in the second quarter of 1997 and the remaining 82 were completed in the third quarter of 1997. (See Noninterest Income section for information on other, Wells Fargo branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $481 million ($284 million after tax) related to severance of former First Interstate employees throughout the Company who have been or will be displaced. Severance payments totaling $341 million were paid since the second quarter of 1996, including $39 million in the third quarter of 1997.

In the first quarter of 1997, the Company completed the sale of the Corporate and Municipal Bond Administration (Corporate Trust) business to the Bank of New York.

During the second quarter, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of the accounts is occurring in several stages, the first of which was during the third quarter of 1997. The sales price will be settled subsequent to these transfers, starting in the fourth quarter of 1997. Substantially all of the businesses were acquired as part of the acquisition of First Interstate; therefore, the excess of proceeds over the cost of the net assets sold on that portion of the sale will be deducted from goodwill. The net income for the first nine months of 1997 generated by the Institutional Custody businesses was approximately $10 million.

The $7,267 million excess purchase price over fair value of First
Interstate's net assets acquired (goodwill) is amortized using the straight-line method over 25 years.

                               FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        % Change
                                                             Quarter ended   Sept. 30, 1997 from         Nine months ended
                                            -------------------------------  -------------------      --------------------
                                            SEPT. 30,  June 30,   Sept. 30,   June 30,  Sept. 30,     SEPT. 30,   Sept. 30,      %
(in millions)                                   1997      1997        1996       1997       1996          1997        1996  Change
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                  $    290   $   228    $    321         27%       (10)%    $    857    $    948     (10)%
Net income applicable to common stock            285       222         302         28         (6)          836         901      (7)
Per common share
 Net income                                 $   3.26   $  2.49    $   3.23         31          1      $   9.38    $  11.42     (18)
 Dividends declared                             1.30      1.30        1.30         --         --          3.90        3.90      --

Average common shares outstanding               87.5      89.0        93.7         (2)        (7)         89.1        78.8      13

Profitability ratios (annualized)
 Net income to average total assets (ROA)       1.18%      .92%       1.18%        28         --          1.14%       1.43%    (20)
 Net income applicable to common stock to
  average common stockholders' equity (ROE)     8.94      6.88        8.64         30          3          8.62       11.36     (24)

Efficiency ratio (1)                            60.2%     68.2%       67.3%       (12)       (11)         62.9%       64.2%     (2)

Average loans                               $ 63,865   $64,618    $ 69,274         (1)        (8)     $ 64,653    $ 58,384      11
Average assets                                97,032    99,739     108,378         (3)       (10)      100,703      88,719      14
Average core deposits                         70,744    73,524      82,378         (4)       (14)       73,937      67,572       9

Net interest margin                             5.94%     5.93%       6.15%        --         (3)         6.00%       6.11%     (2)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock       $    400   $   338    $    424         18         (6)     $  1,181    $  1,154       2
Net income per common share                     4.57      3.79        4.52         21          1         13.25       14.64      (9)
ROA                                             1.81%     1.51%       1.77%        20          2          1.74%       1.94%    (10)
ROE                                            35.44     29.27       31.91         21         11         33.83       32.70       3
Efficiency ratio                                52.6      60.6        59.6        (13)       (12)         55.4        57.8      (4)

AT PERIOD END
Investment securities                       $ 10,737   $11,530    $ 13,433         (7)       (20)     $ 10,737    $ 13,433     (20)
Loans                                         65,104    65,689      69,233         (1)        (6)       65,104      69,233      (6)
Allowance for loan losses                      1,823     1,850       2,137         (1)       (15)        1,823       2,137     (15)
Goodwill                                       7,149     7,231       7,407         (1)        (3)        7,149       7,407      (3)
Assets                                        97,655   100,180     109,176         (3)       (11)       97,655     109,176     (11)
Core deposits                                 70,580    73,545      83,308         (4)       (15)       70,580      83,308     (15)
Common stockholders' equity                   12,645    12,831      13,884         (1)        (9)       12,645      13,884      (9)
Stockholders' equity                          12,920    13,106      14,923         (1)       (13)       12,920      14,923     (13)
Tier 1 capital (3)                             6,005     6,101       6,111         (2)        (2)        6,005       6,111      (2)
Total capital (Tiers 1 and 2) (3)              9,153     9,329       9,588         (2)        (5)        9,153       9,588      (5)

Capital ratios
 Common stockholders' equity to assets         12.95%    12.81%      12.71%         1          2         12.95%      12.71       2
 Stockholders' equity to assets                13.23     13.08       13.66          1         (3)        13.23       13.66      (3)
 Risk-based capital (3)
   Tier 1 capital                               7.53      7.49        7.04          1          7          7.53        7.04       7
   Total capital                               11.47     11.45       11.05         --          4         11.47       11.05       4
Leverage (3)                                    6.76      6.67        6.12          1         10          6.76        6.12      10

Book value per common share                 $ 145.72   $145.68    $ 149.44         --         (2)     $ 145.72    $ 149.44      (2)

Staff (active, full-time equivalent)          32,663    33,216      38,859         (2)       (16)       32,663      38,859     (16)

COMMON STOCK PRICE
High                                        $ 279.88   $287.88    $ 264.00         (3)         6      $ 319.25    $ 264.50      21
Low                                           250.13    246.00      220.13          2         14        246.00      203.13      21
Period end                                    275.00    269.50      260.00          2          6        275.00      260.00       6
-----------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $34 million and $1,000 million, respectively, for the quarter ended September 30,1997 and $100 million and $1,043 million, respectively, for the nine months ended September 30, 1997. Goodwill amortization and average balance (which are not tax effected) were $81 million and $7,190 million, respectively, for the quarter ended September 30, 1997 and $245 million and $7,255 million, respectively, for the nine months ended September 30, 1997.
(3) See the Capital Adequacy/Ratios section for additional information.

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

In the majority of the Company's income and expense categories, the increases in the amounts reported for the first nine months of 1997 compared with the amounts reported for the same period in 1996 resulted from the Merger. Other significant factors affecting the Company's results of operations are described in the applicable sections below.

Net income for the third quarter of 1997 was $290 million, compared with $321 million for the third quarter of 1996, a decrease of 10%. Per share earnings for the third quarter of 1997 were $3.26, compared with $3.23 in the third quarter of 1996, an increase of 1%. Net income for the first nine months of 1997 was $857 million, or $9.38 per share, compared with $948 million, or $11.42 per share, for the first nine months of 1996.

Return on average assets (ROA) was 1.18% and 1.14% in the third quarter and first nine months of 1997, respectively, compared with 1.18% and 1.43% in the same periods of 1996. Return on average common equity (ROE) was 8.94% and 8.62% in the third quarter and first nine months of 1997, respectively, compared with 8.64% and 11.36%, respectively, in the same periods of 1996.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the third quarter and first nine months of 1997 were $4.57 and $13.25 per share, respectively, compared with $4.52 and $14.64 per share in the same periods of 1996. On the same basis, ROA was 1.81% and 1.74% in the third quarter and first nine months of 1997, respectively, compared with 1.77% and 1.94% in the same periods of 1996; ROE was 35.44% and 33.83% in the third quarter and first nine months of 1997, respectively, compared with 31.91% and 32.70% in the same periods of 1996.

Net interest income on a taxable-equivalent basis was $1,132 million and $3,497 million in the third quarter and first nine months of 1997, respectively, compared with $1,299 million and $3,278 million in the same periods of 1996. The decrease in net interest income for the third quarter of 1997 compared with the same period of 1996 was primarily due to a decline in earning assets. The Company's net interest margin was 5.94% for the third quarter of 1997, compared with 6.15% in the same quarter of 1996 and 5.93% in the second quarter of 1997.

The lowest monthly average balance for total loans in the third quarter of 1997 was $63.6 billion in August. The average was $64.3 billion in September and $64.5 billion in October. The lowest monthly average balance for noninterest-bearing deposit accounts in the third quarter of 1997 was $22.2 billion in August. The average was $22.3 billion in September and $22.2 billion in October.

Noninterest income was $677 million and $1,996 million in the third quarter and first nine months of 1997, respectively, compared with $643 million and $1,636 million in the same periods of 1996.

Noninterest expense in the third quarter and first nine months of 1997 was $1,087 million and $3,450 million, respectively, compared with $1,305 million and $3,149 million for the same periods of 1996. The major portion of the decrease in noninterest expense in the third quarter of 1997 resulted from cost savings achieved subsequent to the Merger.

The Company expects to meet its pre-merger objective of realizing annual cost savings of about $800 million by the fourth quarter of 1997, except for expenses unrelated to the Merger, such as approximately $10 million each in the fourth quarter for computer conversion costs related to the Year 2000 and the rollout of a debit card product, and higher operating losses that are expected to remain at about the third quarter level. For additional discussion of the Company's plan for branch closures and consolidations, see Note 2 to Financial Statements.

The provision for loan losses in the third quarter and first nine months of 1997 was $175 million and $420 million, respectively, compared with $35 million for each of the same periods in 1996. During the third quarter of 1997, net charge-offs totaled $202 million, or 1.25% of average loans (annualized). This compared with $212 million, or 1.32%, during the second quarter of 1997 and $171 million, or .98%, during the third quarter of 1996. The allowance for loan losses of $1,823 million was 2.80% of total loans at September 30, 1997, compared with 2.82% at June 30, 1997 and 3.09% at September 30, 1996.

Total nonaccrual and restructured loans were $574 million at September 30, 1997, compared with $724 million at December 31, 1996 and $728 million at September 30, 1996. Foreclosed assets amounted to $196 million at September 30, 1997, $219 million at December 31, 1996 and $227 million at September 30, 1996.

Common stockholders' equity to total assets was 12.95% at September 30, 1997, compared with 12.81% and 12.71% at June 30, 1997 and September 30, 1996, respectively. The Company's total risk-based capital ratio at September 30, 1997 was 11.47% and its Tier 1 risk-based capital ratio was 7.53%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At June 30, 1997, the risk-based capital ratios were 11.45% and 7.49%, respectively; at September 30, 1996, these ratios were 11.05% and
7.04%, respectively.   The Company's leverage ratios were 6.76%, 6.67% and
6.12% at September 30, 1997, June 30, 1997 and September 30, 1996,
respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

The Company has bought in the past, and will continue to buy, shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock. Under these two programs, the Company has repurchased a total of 9.5 million shares (net of shares issued) since April 1996, including 1.3 million shares (net of shares issued) in the third quarter of 1997. In October 1997, the Board of Directors authorized the repurchase from time to time of up to an additional
8.6 million shares of the Company's outstanding stock. The Company currently expects to continue repurchasing shares in the last quarter of 1997, although not at the same level as the third quarter.

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

This Statement is effective with the year-end 1997 financial statements. Earlier application is not permitted; however, the Statement requires restatement of all prior period EPS data presented, including interim periods. The basic and diluted EPS under FAS 128 for the Company's quarter and nine-month period ended September 30, 1997 would not differ materially from the existing primary and fully diluted EPS under APB 15.

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

LINE OF BUSINESS RESULTS (ESTIMATED)

---------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                                Retail                 Business
average balances in billions)                         Distribution                  Banking                Investment
                                                             Group                    Group                     Group
                                             ------------------------------------------------------------------------
                                               1997           1996         1997        1996          1997        1996
QUARTER ENDED SEPTEMBER 30,
Net interest income (1)                      $  240         $  236        $ 198       $ 182         $ 191       $ 223
Provision for loan losses (2)                    --             --           36          26             1           1
Noninterest income (3)                          294            319           67          67           138         134
Noninterest expense (3)                         461            502          112         124           158         186
                                             ------         ------        -----       -----         -----       -----
Income before income tax expense (benefit)       73             53          117          99           170         170
Income tax expense (benefit) (4)                 30             22           48          41            70          70
                                             ------         ------        -----       -----         -----       -----
     Net income (loss)                       $   43         $   31        $  69       $  58         $ 100       $ 100
                                             ------         ------        -----       -----         -----       -----
                                             ------         ------        -----       -----         -----       -----

Average loans                                $   --         $  0.2        $ 5.7       $ 4.8         $ 2.0       $ 2.0
Average assets                                  2.8            3.9          7.5         7.3           2.6         2.8
Average core deposits                          17.9           18.9         11.7        13.1          33.0        37.2
Return on equity (5)                             17%            11%          36%         34%           57%         57%
Risk-adjusted efficiency ratio (6)               96%           100%          65%         70%           58%         62%


NINE MONTHS ENDED SEPTEMBER 30,
Net interest income (1)                      $  744         $  575        $ 583       $ 456         $ 587       $ 550
Provision for loan losses (2)                    --             --           99          64             4           3
Noninterest income (3)                          877            797          201         179           410         341
Noninterest expense (3)                       1,402          1,258          352         322           488         458
                                             ------         ------        -----       -----         -----       -----
Income before income tax expense (benefit)      219            114          333         249           505         430
Income tax expense (benefit) (4)                 90             47          136         103           207         177
                                             ------         ------        -----       -----         -----       -----
     Net income (loss)                       $  129         $   67        $ 197       $ 146         $ 298       $ 253
                                             ------         ------        -----       -----         -----       -----
                                             ------         ------        -----       -----         -----       -----

Average loans                                $   --         $  0.1        $ 5.5       $ 4.1         $ 2.0       $ 1.5
Average assets                                  3.0            2.9          7.4         6.0           2.8         2.1
Average core deposits                          18.8           15.7         12.0        10.8          34.0        31.3
Return on equity (5)                             17%            10%          34%         33%           57%         55%
Risk-adjusted efficiency ratio (6)               96%           101%          67%         71%           59%         61%
---------------------------------------------------------------------------------------------------------------------


(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the branches and noninterest expense to the product groups. They amounted to $88 million and $112 million for the quarters ended September 30, 1997 and 1996, respectively, and $267 million and $273 million for the nine months ended September 30, 1997 and 1996, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

The line of business results show the financial performance of the Company's major business units. The table presents the third quarter and nine months ended September 30, 1997 and the same periods of 1996. First Interstate results prior to April 1, 1996 are not included and, therefore, the results for the nine months ended September 30, 1997 are not comparable to the same period of 1996.

----------------------------------------------------------------------------------------------------------------------------
                                      Wholesale
          Real Estate                  Products                  Consumer                                       Consolidated
                Group                     Group                   Lending                    Other                   Company
----------------------------------------------------------------------------------------------------------------------------
    1997         1996         1997         1996         1997         1996         1997        1996         1997         1996
   $  95        $  99        $ 172        $ 214        $ 282        $ 276        $ (50)      $  65       $1,128       $1,295
      11           11           19           20          113          118           (5)       (141)         175           35
      46           18           84           87          122           86          (74)        (68)         677          643
      26           26          109          107          121          145          100         215        1,087        1,305
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------

     104           80          128          174          170           99         (219)        (77)         543          598
      43           32           53           71           69           41          (60)         --          253          277
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   $  61        $  48        $  75        $ 103        $ 101        $  58        $(159)      $ (77)      $  290       $  321
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   $ 9.3        $10.2        $16.5        $18.1        $23.4        $24.4        $ 7.0       $ 9.6       $ 63.9       $ 69.3
    10.3         10.9         20.0         22.7         24.4         25.4         29.4        35.4         97.0        108.4
     0.4          0.5          7.4         10.3          0.5          0.4         (0.2)        2.0         70.7         82.4
      25%          18%          18%          22%          27%          15%          -- %        --%           9%           9%
      56%          71%          80%          70%          66%          90%          -- %        --%          --%          --%

   $ 293        $ 275        $ 551        $ 526        $ 833        $ 727        $(104)      $ 162       $3,487       $3,271
      32           31           56           52          340          303         (111)       (418)         420           35
      94           56          249          208          332          226         (167)       (171)       1,996        1,636
      80           77          323          266          364          352          441         416        3,450        3,149
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
     275          223          421          416          461          298         (601)         (7)       1,613        1,723
     113           92          172          172          189          123         (151)         61          756          775
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   $ 162        $ 131        $ 249        $ 244        $ 272        $ 175        $(450)      $ (68)      $  857       $  948
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   -----        -----        -----        -----        -----        -----        -----       -----       ------       ------
   $ 9.4        $ 9.2        $16.7        $15.3        $23.8        $20.2        $ 7.3       $ 8.0       $ 64.7       $ 58.4
    10.2          9.8         20.8         18.7         24.9         21.0         31.6        28.2        100.7         88.7
     0.4          0.4          8.2          7.6          0.5          0.4           --         1.4         73.9         67.6
      22%          19%          19%          22%          24%          18%          --%         --%           9%          11%
      61%          70%          77%          71%          70%          82%          --%         --%          --%          --%
----------------------------------------------------------------------------------------------------------------------------

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

The Retail Distribution Group sells and services a complete line of retail financial products for consumers and small businesses. In addition to the 24-hour Telephone Banking Centers and Wells Fargo's Online Financial Services (the Company's personal computer banking services), the Group encompasses Physical Distribution's network of traditional branches, in-store branches, banking centers, business centers and ATMs. Retail Distribution also includes the consumer checking business, which primarily uses the network as a source of new customers.

At September 30, 1997, there were 971 traditional branches and 864 in-store branches, banking centers and business centers with 2,757 ATM locations throughout the Western United States.

Retail Distribution Group's net income for the third quarter of 1997 increased $12 million, or 39%, over third quarter 1996. Noninterest income for the quarter reflected lower sales and service charges to the product groups and lower service charges on deposit accounts, which were partly offset by higher external fees and commissions. Noninterest expense decreased in the quarter due to branch closures and merger-related cost savings.

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

Business Banking's net income for the third quarter of 1997 increased $11 million, or 19%. The increase in net interest income was due to higher volume and spreads on commercial loans and higher spreads on core deposits. This was partially offset by lower deposit balances. The provision was higher due to the volume of loans acquired through direct market mailings. Noninterest expense improved from the same quarter of 1996 due to lower distribution expense.

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

In July 1997, the Bank announced an alliance with Morgan Stanley, Dean Witter, Discover & Co., whereby Dean Witter would provide technology, investment products, services and sales and marketing support to Wells Fargo Securities and its clients. The full range of Dean Witter's services is expected to be available to Wells Fargo customers by the first quarter of 1998.

The Investment Group's net income for the third quarter of 1997 was unchanged from the same quarter in 1996. Net interest income decreased by $32 million primarily due to a decline in core deposits which was partially offset by wider deposit spreads. Noninterest expense decreased as a result of cost savings from the sale of Corporate Trust, lower personnel expense (including incentive compensation) and lower distribution costs from lower deposit sales.

Assets under management at September 30, 1997 were $63.2 billion, compared with $57.2 billion at September 30, 1996.

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

The Real Estate Group's net income for the third quarter of 1997 increased by $13 million, or 27%, from 1996. Net interest income decreased by $4 million due to lower loan balances. Noninterest income increased by $28 million predominantly due to sales of loans.

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

The Wholesale Products Group's net income for the third quarter of 1997 decreased by $28 million, or 27%, from 1996. Net interest income decreased by $42 million due to lower loan and deposit balances. Noninterest income declined due to lower service charges on deposit accounts which were offset partially by higher income from foreign exchange and trust and investment services.

Consumer Lending offers a full array of consumer loan products, including credit cards, transportation (auto, recreational vehicle, marine) financing, home equity lines and loans, lines of credit and installment loans. The loan portfolio for third quarter 1997 averaged $23.4 billion, consisting of $5.1 billion in credit cards, $11.4 billion in equity/unsecured loans and $6.9 billion in transportation financing. This compares with $5.3 billion in credit cards, $12.1 billion in equity/unsecured loans and $7.0 billion in transportation financing in 1996.

Consumer Lending's net income for the third quarter of 1997 increased $43 million, or 74%. Net interest income increased due to higher auto lease balances which were partially offset by higher interest losses related to an increase in loans charged off in the consumer portfolio. The increase in noninterest income was due largely to higher fee income on credit cards. The decrease in noninterest expense was due to lower distribution expense.

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

The net loss for the Other category for the quarter ended September 30, 1997 increased by $82 million from 1996. Net interest income during the third quarter of 1997 reflects the impact of lower investment securities and higher short-term borrowing. Noninterest expense improved due to merger-related cost savings in the systems and other support groups.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $1,132 million in the third quarter of 1997, compared with $1,299 million in the third quarter of 1996. The decrease in net interest income was primarily due to a decline in earning assets. The Company's net interest margin was 5.94% in the third quarter of 1997, compared with 6.15% in the third quarter of 1996 and 5.93% in the second quarter of 1997. Net interest income on a taxable-equivalent basis was $3,497 million in the first nine months of 1997, compared with $3,278 million in the first nine months of 1996. The Company's net interest margin was 6.00% in the first nine months of 1997, compared with 6.11% in the first nine months of 1996. The Company expects the net interest margin to be essentially flat in the fourth quarter of 1997 compared with the third quarter of 1997.

Interest income included hedging income of $16 million in the third quarter of 1997, compared with $24 million in the third quarter of 1996. Interest expense included hedging expense of $4 million in the third quarter of 1997, compared with $3 million in the third quarter of 1996.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 20 and 21.

Loans averaged $63.9 billion and $69.3 billion in the third quarter of 1997 and 1996, respectively, and $64.7 billion and $58.4 billion in the first nine months of 1997 and 1996, respectively. The decrease in average loans from the third quarter of 1996 was largely due to runoff. In addition, a significant portion of the decrease was due to the divestitures and sales of former First Interstate branches and banks in 1996, which included $1.5 billion of loans.

Investment securities averaged $11.0 billion and $13.6 billion in the third quarter of 1997 and 1996, respectively, and $12.0 billion and $12.4 billion in the first nine months of 1997 and 1996, respectively.

Average core deposits were $70.7 billion and $82.4 billion in the third quarter of 1997 and 1996, respectively, and funded 73% and 76% of the Company's average total assets in the same quarter of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, average core deposits were $73.9 billion and $67.6 billion, respectively, and funded 73% and 76% of the Company's average total assets in the same period of 1997 and 1996, respectively. The decrease in average core deposits from the third quarter of 1996 was primarily due to net runoff. In addition, a significant portion of the decrease was due to the divestitures of branches and sales of former First Interstate banks which occurred in 1996, and the sales of branches in 1996 and 1997, including $3.9 billion of core deposits.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

-------------------------------------------------------------------------------------------------------------
                                                                                   Quarter ended September 30,
                                                -------------------------------------------------------------
                                                                         1997                            1996
                                                -----------------------------   -----------------------------
                                                                     INTEREST                        Interest
                                                AVERAGE    YIELDS/     INCOME/    Average   Yields/    income/
(in millions)                                   BALANCE     RATES     EXPENSE     balance    rates    expense
-------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                      $    229      5.63%    $     3    $    800     5.44%    $   11
Investment securities at fair value (3):
  U.S. Treasury securities                        2,634      6.00          40       2,678     5.92         40
  Securities of U.S. government agencies
    and corporations                              5,303      6.42          85       7,473     6.32        119
  Private collateralized mortgage obligations     2,737      6.68          46       2,920     6.49         48
  Other securities                                  330      6.41           4         489     6.49          8
                                               --------               -------    --------              ------
    Total investment securities at fair value    11,004      6.38         175      13,560     6.28        215

Loans:
  Commercial                                     18,283      9.11         419      18,848     8.92        422
  Real estate 1-4 family first mortgage           9,543      7.52         180      11,514     7.32        211
  Other real estate mortgage                     11,421      9.35         269      12,614     9.15        290
  Real estate construction                        2,304     10.90          63       2,345    10.97         65
  Consumer:
    Real estate 1-4 family junior lien
     mortgage                                     5,946      9.35         140       6,716     9.17        154
    Credit card                                   5,073     14.66         186       5,295    14.84        196
    Other revolving credit and monthly payment    7,638      9.26         178       9,011     9.44        214
                                               --------               -------    --------              ------
     Total consumer                              18,657     10.75         504      21,022    10.71        564
  Lease financing                                 3,533      8.99          79       2,791     8.75         61
  Foreign                                           124      6.88           2         140     8.25          3
                                               --------               -------    --------              ------
      Total loans                                63,865      9.45       1,516      69,274     9.30      1,616
Other                                               883      7.18          16         550     6.25          9
                                               --------               -------    --------              ------
        Total earning assets                   $ 75,981      8.97       1,710    $ 84,184     8.76      1,851
                                               --------               -------    --------              ------
                                               --------                          --------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                    $  1,736      1.45           6    $  6,022     1.31         20
  Market rate and other savings                  31,098      2.64         207      32,918     2.64        218
  Savings certificates                           15,602      5.17         203      16,496     4.74        197
  Other time deposits                               253      4.83           3         381     6.89          7
  Deposits in foreign offices                       731      5.48          10         293     5.08          4
                                               --------               -------    --------              ------
    Total interest-bearing deposits              49,420      3.45         429      56,110     3.15        446
Federal funds purchased and securities sold
  under repurchase agreements                     3,211      5.48          44       1,217     5.01         15
Commercial paper and other short-term
 borrowings                                         343      5.82           5         361     3.37          3
Senior debt                                       1,770      6.47          29       2,607     6.05         40
Subordinated debt                                 2,604      7.12          46       2,816     6.92         48
Guaranteed preferred beneficial interests in
  Company's subordinated debentures               1,299      7.81          25          --       --         --
                                               --------               -------    --------              ------
    Total interest-bearing liabilities           58,647      3.92         578      63,111     3.48        552
Portion of noninterest-bearing funding sources   17,334        --          --      21,073       --         --
                                               --------               -------    --------              ------
          Total funding sources                $ 75,981      3.03         578    $ 84,184     2.61        552
                                               --------               -------    --------              ------
                                               --------                          --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                             5.94%    $ 1,132                 6.15%    $1,299
                                                            -----     -------                -----     ------
                                                            -----     -------                -----     ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                        $  7,299                          $  9,877
Goodwill                                          7,190                             7,439
Other                                             6,562                             6,878
                                               --------                          --------
          Total noninterest-earning assets     $ 21,051                          $ 24,194
                                               --------                          --------
                                               --------                          --------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                       $ 22,308                          $ 26,942
Other liabilities                                 3,135                             3,551
Preferred stockholders' equity                      275                               854
Common stockholders' equity                      12,667                            13,920
Noninterest-bearing funding sources used to
  fund earning assets                           (17,334)                          (21,073)
                                               --------                          --------
          Net noninterest-bearing funding
            sources                            $ 21,051                          $ 24,194
                                               --------                          --------
                                               --------                          --------

TOTAL ASSETS                                   $ 97,032                          $108,378
                                               --------                          --------
                                               --------                          --------
-------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Bank was 8.50% and 8.25% for the quarters ended September 30, 1997 and 1996, respectively, and 8.42% and 8.28% for the nine months ended September 30, 1997 and 1996, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.73% and 5.59% for the quarters ended September 30, 1997 and 1996, respectively, and 5.71% and 5.51% for the nine months ended September 30, 1997 and 1996, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $10,931 million and $13,651 million for the quarters ended September 30, 1997 and 1996, respectively, and $11,973 million and $12,431 million for the nine months ended September 30, 1997 and 1996, respectively.
(4) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.


--------------------------------------------------------------------------------------------------------------
                                                                                Nine months ended September 30,
                                                --------------------------------------------------------------
                                                                       1997                               1996
                                                ---------------------------    -------------------------------
                                                                   INTEREST                           Interest
                                                 AVERAGE  YIELDS/    INCOME/    Average    Yields/      income/
(in millions)                                    BALANCE   RATES    EXPENSE     balance     rates      expense
--------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                       $    351    5.58%    $   15    $    505      5.43%      $   21
Investment securities at fair value (3):
  U.S. Treasury securities                         2,745    6.03        124       2,405      5.67          102
  Securities of U.S. government agencies
    and corporations                               5,972    6.43        287       6,968      6.13          322
  Private collateralized mortgage obligations      2,935    6.63        147       2,552      6.28          122
  Other securities                                   340    6.42         15         460      6.84           22
                                                --------             ------    --------                 ------
    Total investment securities at fair value     11,992    6.39        573      12,385      6.09          568

Loans:
  Commercial                                      18,373    9.07      1,246      15,883      9.05        1,077
  Real estate 1-4 family first mortgage            9,899    7.49        555       9,287      7.43          518
  Other real estate mortgage                      11,514    9.82        846      11,277      9.23          778
  Real estate construction                         2,288   10.23        175       2,020     10.40          157
  Consumer:
    Real estate 1-4 family junior lien
     mortgage                                      6,049    9.34        423       5,617      8.95          377
    Credit card                                    5,188   14.39        560       4,805     14.95          539
    Other revolving credit and monthly payment     7,913    9.29        550       6,929      9.62          499
                                                --------             ------    --------                 ------
     Total consumer                               19,150   10.69      1,533      17,351     10.88        1,415
  Lease financing                                  3,295    8.83        218       2,430      8.87          162
  Foreign                                            134    6.91          7         136      6.11            6
                                                --------             ------    --------                 ------

      Total loans                                 64,653    9.46      4,580      58,384      9.40        4,113
Other                                                770    6.79         39         339      6.39           16
                                                --------             ------    --------                 ------
        Total earning assets                    $ 77,766    8.94      5,207    $ 71,613      8.79        4,718
                                                --------             ------    --------                 ------
                                                --------                       --------
FUNDING SOURCES
Deposits:
  Interest-bearing checking                     $  1,847    1.30         18    $  4,651      1.26           44
  Market rate and other savings                   32,562    2.59        632      27,962      2.63          550
  Savings certificates                            15,596    5.10        595      13,979      4.88          511
  Other time deposits                                201    4.47          7         402      6.59           20
  Deposits in foreign offices                        708    5.38         28         373      5.26           15
                                                --------             ------    --------                 ------
    Total interest-bearing deposits               50,914    3.36      1,280      47,367      3.21        1,140
Federal funds purchased and securities sold
  under repurchase agreements                      2,712    5.37        109       1,861      5.20           72
Commercial paper and other short-term
 borrowings                                          264    5.96         12         354      4.32           11
Senior debt                                        1,840    6.33         87       2,204      6.11          101
Subordinated debt                                  2,808    6.99        147       2,222      6.94          116
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                1,283    7.82         75          --        --           --
                                                --------             ------    --------                 ------
    Total interest-bearing liabilities            59,821    3.82      1,710      54,008      3.56        1,440
Portion of noninterest-bearing funding sources    17,945      --         --      17,605        --           --
                                                --------             ------    --------                 ------
          Total funding sources                 $ 77,766    2.94      1,710    $ 71,613      2.68        1,440
                                                --------             ------    --------                 ------
                                                --------                       --------

NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                            6.00%    $3,497                  6.11%      $3,278
                                                            -----     ------                 -----       ------
                                                            -----     ------                 -----       ------



NONINTEREST-EARNING ASSETS


Cash and due from banks                         $  8,293                       $  7,116
Goodwill                                           7,255                          5,027
Other                                              7,389                          4,963
                                                --------                       --------
          Total noninterest-earning assets      $ 22,937                       $ 17,106
                                                --------                       --------
                                                --------                       --------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                        $ 23,932                       $ 20,980
Other liabilities                                  3,588                          2,418
Preferred stockholders' equity                       397                            728
Common stockholders' equity                       12,965                         10,585
Noninterest-bearing funding sources used to
  fund earning assets                            (17,945)                       (17,605)
                                                --------                       --------

          Net noninterest-bearing funding
            sources                             $ 22,937                       $ 17,106
                                                --------                       --------
                                                --------                       --------

TOTAL ASSETS                                    $100,703                       $ 88,719
                                                --------                       --------
                                                --------                       --------

                                               ------------------------------------------------------------------------------


NONINTEREST INCOME

---------------------------------------------------------------------------------------------------------
                                                            Quarter                  Nine months
                                                     ended Sept. 30,              ended Sept. 30,
                                                     --------------       %     ----------------        %
(in millions)                                         1997     1996  Change       1997      1996   Change
---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                   $214     $254     (16)%   $  649    $  634        2%
 Fees and commissions:
  Credit card membership and other credit card fees     62       30     107        162        83       95
  Shared ATM network fees                               43       28      54        125        67       87
  Charges and fees on loans                             37       32      16        100        81       23
  Debit and credit card merchant fees                   25       33     (24)        72        85      (15)
  Mutual fund and annuity sales fees                    18       17       6         51        44       16
  All other (1)                                         61       65      (6)       184       174        6
                                                      ----     ----             ------    ------
    Total fees and commissions                         246      205      20        694       534       30
Trust and investment services income:
  Asset management and custody fees                     64       59       8        186       154       21
  Mutual fund management fees                           47       34      38        131        89       47
  All other                                              6       11     (45)        21        24      (13)
                                                      ----     ----             ------    ------
    Total trust and investment services income         117      104      13        338       267       27
Investment securities gains (losses)                    (1)      --      --          6         2      200
Income from equity investments accounted for by the:
  Cost method                                           18       37     (51)       109        92       18
  Equity method                                         11        3     267         42        13      223
Check printing charges                                  17       15      13         53        39       36
Gains on sales of loans                                 28        6     367         41        11      273
Gains (losses) from dispositions of operations          (1)      (1)     --          7         5       40
Losses on dispositions of premises and equipment       (10)      (8)     25        (45)      (25)      80
All other                                               38       28      36        102        64       59
                                                      ----     ----             ------    ------

    Total                                             $677     $643       5%    $1,996    $1,636       22%
                                                      ----     ----      ---    ------    ------      ---
                                                      ----     ----      ---    ------    ------      ---
---------------------------------------------------------------------------------------------------------

(1) Includes mortgage loan servicing fees totaling $24 million and $21 million for purchased mortgage servicing rights for the third quarter of 1997 and 1996, respectively, and $73 million and $58 million for the first nine months of 1997 and 1996, respectively. Also includes the related amortization expense of $16 million and $18 million for the third quarter of 1997 and 1996, respectively, and $51 million and $44 million for the first nine months of 1997 and 1996, respectively.

Service charges on deposit accounts decreased $40 million, or 16%, from the third quarter of 1996 due to a decrease in deposits. (See page 19 for an additional discussion of the decrease in deposits.) Credit card membership and other credit card fees increased $32 million, or 107%, from the third quarter of 1996 reflecting an industry trend of increased fees. The increase in gain on sales of loans of $22 million, or 367%, from the third quarter of 1996 is predominantly due to real estate loan syndications.

A major portion of the increase in trust and investment services income for the first nine months of 1997 was due to greater mutual fund management fees, reflecting the overall growth in the fund families' net assets, including the Pacifica funds previously managed by First Interstate. In the second and third quarters of 1997, this increase was substantially offset by a reduction in income due to the sale of the Corporate Trust business to The Bank of New York in the first quarter of 1997. The Company managed 30 of the Stagecoach family of funds consisting of $16.0 billion of assets at September 30, 1997, compared with 28 Stagecoach funds consisting of $13.7 billion of assets at September 30, 1996. The Company also manages the Overland Express family of 14 funds, which had $5.6 billion of assets under management at September 30, 1997, compared with $4.7 billion at September 30, 1996, and is sold through brokers around the country. In the fourth quarter of 1997, the Overland Express Funds will be merged into the

Stagecoach family of mutual funds. The assets and fees generated are not expected to change significantly as a result of the merging of the two families of funds. In addition to managing Stagecoach and Overland Express Funds, the Company managed or maintained personal trust, employee benefit trust and agency assets of approximately $185 billion and $299 billion (including $245 billion from First Interstate) at September 30, 1997 and 1996, respectively. The balance at September 30, 1997 included $62 billion of assets managed by the Institutional Custody businesses, which is being sold to The Bank of New York in several stages, the first of which was during the third quarter of 1997. The decrease in assets under management was mostly due to the sale of the Corporate Trust business in the first quarter of 1997. In addition, a major portion of the decrease was due to the sale of assets managed by the Institutional Custody businesses in the third quarter of 1997.

At December 31, 1996, the Company had a liability of $111 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with branches not acquired as a result of the Merger (see Note 2 to Financial Statements for other, former First Interstate branch dispositions). Of this amount, $15 million represented the balance of the 1995 accrual for the sale of 12 traditional branches, including deposits, that were completed in February 1997 and for the disposition of 10 branches, 9 of which were closed in the first quarter of 1997 and one of which was sold in the third quarter of 1997. At December 31, 1996, the remaining balance consisted of a fourth quarter 1996 accrual of $96 million for the disposition of 137 traditional branches in California. Of the $96 million, $31 million was associated with 41 branches that were closed in the second quarter of 1997 and $15 million was associated with 20 branches that were closed in the third quarter of 1997. The remaining $50 million liability at September 30, 1997 was related to 7 branches which have been closed or are scheduled to be closed by year-end 1997 and 69 branches that are expected to be closed in 1998.

At September 30, 1997, the Company had 971 traditional branches, 459 supermarket branches, 380 banking centers and 25 business centers, in 10 Western states.

The Company expects noninterest income in the fourth quarter of 1997 to be about the same as the third quarter of 1997.

NONINTEREST EXPENSE

---------------------------------------------------------------------------------------
                                         Quarter                   Nine months
                                  ended Sept. 30,               ended Sept. 30,
                                 ---------------       %       ---------------        %
 (in millions)                     1997     1996  Change         1997     1996   Change
---------------------------------------------------------------------------------------
Salaries                         $  308   $  378     (19)%     $  964   $  960       --%
Incentive compensation               54       53       2          143      146       (2)
Employee benefits                    80      105     (24)         256      261       (2)
Equipment                            97      103      (6)         289      269        7
Net occupancy                        96       96      --          292      257       14
Goodwill                             81       81      --          245      170       44
Core deposit intangible:
 Nonqualifying (1)                   56       69     (19)         169      142       19
 Qualifying                           8        9     (11)          24       28      (14)
Operating losses                     40       31      29          262       72      264
Contract services                    56       88     (36)         172      196      (12)
Telecommunications                   35       42     (17)         108       85       27
Security                             22       16      38           66       38       74
Postage                              19       27     (30)          64       68       (6)
Outside professional services        20       32     (38)          56       76      (26)
Stationery and supplies              19       18       6           56       49       14
Advertising and promotion            19       32     (41)          53       66      (20)
Travel and entertainment             15       23     (35)          44       48       (8)
Check printing                       12       11       9           42       27       56
Outside data processing              11       17     (35)          37       36        3
Foreclosed assets                     1        2     (50)          (2)       5       --
All other                            38       72     (47)         110      150      (27)
                                 ------   ------               ------   ------

  Total                          $1,087   $1,305     (17)%     $3,450   $3,149       10%
                                 ------   ------     ---       ------   ------      ---
                                 ------   ------     ---       ------   ------      ---
---------------------------------------------------------------------------------------

(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

Salaries and employee benefits expense decreased $95 million from the third quarter of 1996 due to staff reductions after the Merger. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 32,663 at September 30, 1997, compared with 38,859 at September 30, 1996.

A significant portion of the increase in noninterest expense in the first nine months of 1997 resulted from an increase in operating losses. The operating losses for the second quarter of $180 million were predominantly a result of back-office problems which arose subsequent to certain systems conversions and other changes to operating processes that were part of the First Interstate integration. These problems were related to clearing accounts with other banks, misposting of deposits and loan payments to customer accounts and processing of returned items. Since the inception of these problems, management dedicated resources to resolve the increasing volume of ensuing suspense items. In the second quarter of 1997, based on the age and volume of suspense items as well as additional research and better insight, management determined that many of the items would not be cleared or collected. Consequently, it was determined that there was a need to record an operating loss related to the outstanding items. Substantially all of these items were written off in the third quarter.

Goodwill and CDI amortization resulting from the Merger were $73 million and $56 million, respectively, for the third quarter of 1997, compared with $72 million and $69 million, respectively, for the third quarter of 1996. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively. The related impact on income tax expense is expected to be a benefit of $82 million, $73 million and $66 million in 1998, 1999 and 2000, respectively.

The Company has incurred, and will continue to incur, incremental, out of pocket costs associated with the Year 2000 computer systems conversion. The Company currently estimates that it will incur (and expense) conversion costs of approximately $10 million in the fourth quarter of 1997, approximately $60 million in 1998 and approximately $25 million thereafter.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended September 30, 1997:

---------------------------------------------------------------------------------------------------
                                                                                      Quarter ended
(in millions)                                                                    September 30, 1997
---------------------------------------------------------------------------------------------------
                                                                      Amortization
                                                        --------------------------
                                                                     Nonqualifying
                                        Reported                      core deposit            "Cash"
                                        earnings        Goodwill        intangible         earnings
---------------------------------------------------------------------------------------------------

Income before income tax expense           $ 543           $  81             $  56            $ 680
     Income tax expense                      253              --                22              275
                                           -----           -----             -----            -----
Net income                                   290              81                34              405
     Preferred dividends                       5              --                --                5
                                           -----           -----             -----            -----
Net income applicable to common stock      $ 285           $  81             $  34            $ 400
                                           -----           -----             -----            -----
                                           -----           -----             -----            -----
Per common share                           $3.26           $ .93             $ .38            $4.57
                                           -----           -----             -----            -----
                                           -----           -----             -----            -----
---------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended September 30, 1997 were calculated as follows:

---------------------------------------------------------------------------------------------------
                                                                                     Quarter ended
(in millions)                                                                   September 30, 1997
---------------------------------------------------------------------------------------------------
                        ROA:          A*/ (C-E) =          1.81%
                        ROE:          B*/ (D-E) =         35.44%
                        Efficiency:   (F-G) / H =          52.6%

Net income                                                                               $   405(A)
Net income applicable to common stock                                                        400(B)
Average total assets                                                                      97,032(C)
Average common stockholders' equity                                                       12,667(D)
Average goodwill ($7,190) and after-tax nonqualifying core deposit intangible
  ($1,000)                                                                                 8,190(E)
Noninterest expense                                                                        1,087(F)
Amortization expense for goodwill and nonqualifying core deposit intangible                  137(G)
Net interest income plus noninterest income                                                1,805(H)
---------------------------------------------------------------------------------------------------

*     Annualized

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows on page 5 for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

---------------------------------------------------------------------------------------------------------
                                                  SEPTEMBER 30,          December 31,        September 30,
                                                          1997                  1996                 1996
                                             -----------------    ------------------   ------------------
                                                     ESTIMATED             Estimated            Estimated
                                                          FAIR                  fair                 fair
(in millions)                                   COST     VALUE       Cost      value      Cost      value
---------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
AT FAIR VALUE:
     U.S. Treasury securities                $ 2,638   $ 2,652    $ 2,824    $ 2,837   $ 2,607    $ 2,611
     Securities of U.S. government
          agencies and corporations (1)        5,050     5,088      7,043      7,050     7,306      7,264
     Private collateralized mortgage
          obligations (2)                      2,656     2,656      3,237      3,230     3,108      3,084
     Other                                       283       283        342        343       403        408
                                             -------   -------    -------    -------   -------    -------

               Total debt securities          10,627    10,679     13,446     13,460    13,424     13,367
     Marketable equity securities                 24        58         18         45        36         66
                                             -------   -------    -------    -------   -------    -------
               Total                         $10,651   $10,737    $13,464    $13,505   $13,460    $13,433
                                             -------   -------    -------    -------   -------    -------
                                             -------   -------    -------    -------   -------    -------
---------------------------------------------------------------------------------------------------------

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.

(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The available-for-sale portfolio includes both debt and marketable equity securities. At September 30, 1997, the available-for-sale securities portfolio had an unrealized net gain of $86 million, or less than 1% of the cost of the portfolio, comprised of unrealized gross gains of $110 million and unrealized gross losses of $24 million. At December 31, 1996, the available-for-sale securities portfolio had an unrealized net gain of $41 million, comprised of unrealized gross gains of $107 million and unrealized gross losses of $66 million. At September 30, 1996, the available-for-sale securities portfolio had an unrealized net loss of $27 million, comprised of unrealized gross losses of $107 million and unrealized gross gains of $80 million. The unrealized net gain or loss on available-for-sale securities is reported on an after-tax basis as a separate component of stockholders' equity. At September 30, 1997, the valuation allowance amounted to an unrealized net gain of $51 million, compared with an unrealized net gain of $23 million at December 31, 1996 and an unrealized net loss of $16 million at September 30, 1996.

During the first nine months of 1997, realized gross gains and losses resulting from the sale of available-for-sale securities were $8 million and $2 million, respectively. During the first nine months of 1996, realized gross gains and losses resulting from the sale of available-for-sale securities were $4 million and $2 million, respectively.

The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 September 30, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                                              Expected remaining principal maturity
                                    -----------------------------------------------------------------------------------------------

                                                          Weighted
                                                           average                        After one      After five
                                                          expected      One year or    year through   years through       After ten
                                            Weighted     remaining             less      five years       ten years           years
                                     Total   average      maturity    -------------   -------------   -------------   -------------
(in millions)                       amount     yield  (in yrs.-mos.)  Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES (1):
U.S. Treasury securities           $ 2,638      6.02%          1-6    $  878   5.83%  $1,759   6.12%    $  1   6.64%     $--     --%
Securities of U.S. government
  agencies and corporations          5,050      6.62           2-3     2,072   6.71    2,446   6.53      455   6.93       77   5.44
Private collateralized mortgage
  obligations                        2,656      6.74          1-10     1,015   6.96    1,579   6.48       49   6.71       13  20.74
Other                                  283      6.77           2-4        92   7.11      187   6.63        2   7.00        2   4.11
                                     -----                            ------          ------            ----             ---

TOTAL COST OF DEBT SECURITIES      $10,627      6.51%          2-0    $4,057   6.59%  $5,971   6.40%    $507   6.91%     $92   7.57%
                                   -------      ----          ----    ------   ----   ------   ----     ----   ----      ---  -----
                                   -------      ----          ----    ------   ----   ------   ----     ----   ----      ---  -----

ESTIMATED FAIR VALUE               $10,679                            $4,071          $6,004            $512             $92
                                   -------                            ------          ------            ----             ---
                                   -------                            ------          ------            ----             ---
-----------------------------------------------------------------------------------------------------------------------------------

(1) The weighted average yield is computed using the amortized cost of available-for-sale investment securities carried at fair value.

The weighted average expected remaining maturity of the debt securities portfolio was 2 years and 0 months at September 30, 1997, compared with 2 years and 2 months at June 30, 1997 and 2 years and 2 months at December 31, 1996. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At September 30, 1997, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $7,744 million, or 72%, of the Company's investment securities portfolio at September 30, 1997. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $7,744 million to $7,459 million and the expected remaining maturity of these securities would increase from 2 years and 1 month to 2 years and 6 months.

LOAN PORTFOLIO

-----------------------------------------------------------------------------------------------
                                                                                       % Change
                                                                            Sept. 30, 1997 from
                                                                            -------------------
                                               SEPT. 30,   Dec.31,  Sept. 30,  Dec.31,  Sept.30,
(in millions)                                      1997      1996       1996     1996      1996
-----------------------------------------------------------------------------------------------
Commercial (1)(2)                               $19,512   $19,515    $20,064       -- %      (3)%
Real estate 1-4 family first mortgage             9,311    10,425     10,754      (11)      (13)
Other real estate mortgage (3)                   11,614    11,860     12,462       (2)       (7)
Real estate construction                          2,351     2,303      2,331        2         1
Consumer:
   Real estate 1-4 family junior lien mortgage    5,931     6,278      6,406       (6)       (7)
   Credit card                                    5,020     5,462      5,292       (8)       (5)
   Other revolving credit and monthly payment     7,513     8,374      8,846      (10)      (15)
                                                -------   -------    -------
     Total consumer                              18,464    20,114     20,544       (8)      (10)
Lease financing                                   3,754     3,003      2,891       25        30
Foreign                                              98       169        187      (42)      (48)
                                                -------   -------    -------
Total loans (net of unearned income,
     including net deferred loan fees,
     of $781, $654 and $561)                    $65,104   $67,389    $69,233       (3)%      (6)%
                                                -------   -------    -------      ---       ---
                                                -------   -------    -------      ---       ---
-----------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $1,397 million, $1,070 million and $990 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,464 million, $1,409 million and $1,441 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(3) Includes agricultural loans that are secured by real estate of $326 million, $325 million and $349 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

The table below presents comparative period-end commercial real estate loans.

--------------------------------------------------------------------------------------------------
                                                                                          % Change
                                                                               Sept. 30, 1997 from
                                                                               -------------------
                                               SEPT. 30,   Dec.31,   Sept. 30,   Dec.31,   Sept.30,
(in millions)                                      1997      1996        1996      1996       1996
--------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)               $ 1,397   $ 1,070     $   990        31 %       41 %
Other real estate mortgage                       11,614    11,860      12,462        (2)        (7)
Real estate construction                          2,351     2,303       2,331         2          1
                                                -------   -------     -------
   Total                                        $15,362   $15,233     $15,783         1 %       (3)%
                                                -------   -------     -------       ---        ---
                                                -------   -------     -------       ---        ---
Nonaccrual loans                                $   277   $   376     $   412       (26)%      (33)%
                                                -------   -------     -------       ---        ---
                                                -------   -------     -------       ---        ---
Nonaccrual loans as a % of total                    1.8%      2.5%        2.6%
                                                -------   -------     -------
                                                -------   -------     -------
--------------------------------------------------------------------------------------------------

(1)   Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-----------------------------------------------------------------------------------
                                                    SEPT. 30,   Dec. 31,   Sept. 30,
(in millions)                                           1997       1996        1996
-----------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)(3)                                    $172       $223        $216
   Real estate 1-4 family first mortgage                 100         99          77
   Other real estate mortgage (4)                        258        349         370
   Real estate construction                               18         25          28
   Consumer:
      Real estate 1-4 family junior lien mortgage         16         15          21
      Other revolving credit and monthly payment           1          1           2
   Lease financing                                        --          2           3
                                                        ----       ----        ----
         Total nonaccrual loans (5)                      565        714         717
Restructured loans (6)                                     9         10          11
                                                        ----       ----        ----
Nonaccrual and restructured loans                        574        724         728
As a percentage of total loans                            .9%       1.1%        1.1%

Foreclosed assets                                        196        219         227
Real estate investments (7)                                4          4           6
Total nonaccrual and restructured loans                 ----       ----        ----
   and other assets                                     $774       $947        $961
                                                        ----       ----        ----
                                                        ----       ----        ----
-----------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of $1 million, $2 million and $14 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(3) Includes agricultural loans of $16 million, $13 million and $15 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(4) Includes agricultural loans secured by real estate of $15 million, $10 million and $5 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(5) Of the total nonaccrual loans, $356 million, $493 million and $530 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $23 million, $50 million and $50 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $23 million, $50 million and $50 million were considered impaired under FAS 114 at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $170 million, $154 million and $128 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

The table below summarizes the changes in total nonaccrual loans.

-----------------------------------------------------------------------------------
                                                               SEPT. 30,   Sept. 30,
(in millions)                                                      1997        1996
-----------------------------------------------------------------------------------
Balance, beginning of quarter                                      $602        $731
New loans placed on nonaccrual                                      128         156
Charge-offs                                                         (53)        (43)
Payments                                                           (107)        (54)
Transfers to foreclosed assets                                       (1)        (36)
Loans returned to accrual                                            (4)        (37)
                                                                   ----        ----

Balance, end of quarter                                            $565        $717
                                                                   ----        ----
                                                                   ----        ----
-----------------------------------------------------------------------------------

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

The average recorded investment in impaired loans was $394 million and $435 million during the third quarter and first nine months of 1997, respectively, and $562 million and $542 million during the third quarter and first nine months of 1996, respectively. Total interest income recognized on impaired loans was $2 million and $11 million during the third quarter and first nine months of 1997, respectively, and $5 million and $14 million during the third quarter and first nine months of 1996, respectively, substantially all of which was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category at September 30, 1997, December 31, 1996 and September 30, 1996:

-------------------------------------------------------------------------------
                                            SEPT. 30,     Dec. 31,     Sept. 30,
(in millions)                                   1997         1996          1996
-------------------------------------------------------------------------------

Commercial                                      $110         $155          $160
Real estate 1-4 family first mortgage              1            1             5
Other real estate mortgage (1)                   249          362           386
Real estate construction                          17           24            28
Other                                              2            1             1
                                                ----         ----          ----
    Total (2)                                   $379         $543          $580
                                                ----         ----          ----
                                                ----         ----          ----

Impairment measurement based on:
  Collateral value method                       $298         $416          $427
  Discounted cash flow method                     60          101           126
  Historical loss factors                         21           26            27
                                                ----         ----          ----
                                                $379         $543          $580
                                                ----         ----          ----
                                                ----         ----          ----
-------------------------------------------------------------------------------

(1) Includes accruing loans of $23 million, $50 million and $50 million purchased at a steep discount at September 30, 1997, December 31, 1996 and September 30, 1996, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $26 million, $27 million and $33 million of impaired loans with a related FAS 114 allowance of $4 million, $2 million and $4 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively.

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

The table below summarizes the changes in foreclosed assets.

-------------------------------------------------------------------------------
                                                     SEPT. 30,         Sept. 30,
(in millions)                                            1997              1996
-------------------------------------------------------------------------------

BALANCE, BEGINNING OF QUARTER                            $194              $238
Additions                                                  23                35
Sales                                                     (25)              (42)
Charge-offs                                                (3)               (3)
Write-downs                                                (1)               (1)
Other                                                       8                --
                                                         ----              ----
BALANCE, END OF QUARTER                                  $196              $227
                                                         ----              ----
                                                         ----              ----
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                            SEPT. 30,     Dec. 31,     Sept. 30,
(in millions)                                   1997         1996          1996
-------------------------------------------------------------------------------

Commercial                                      $ 14         $ 65          $ 78
Real estate 1-4 family first mortgage             42           42            45
Other real estate mortgage                        11           59            48
Real estate construction                           1            4             4
Consumer:
  Real estate 1-4 family junior lien mortgage     37           23            23
  Credit card                                    123          120           111
  Other revolving credit and monthly payment      13           20            11
                                                ----         ----          ----
    Total consumer                               173          163           145
                                                ----         ----          ----
  Total                                         $241         $333          $320
                                                ----         ----          ----
                                                ----         ----          ----
-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------------------------

                                                                  Quarter ended                 Nine months ended
                                                      -------------------------        --------------------------
                                                      SEPT. 30,        Sept. 30,       SEPT. 30,         Sept. 30,
(in millions)                                             1997             1996            1997              1996
-----------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                            $1,850           $2,273          $2,018            $1,794

Allowance of First Interstate                               --               --              --               770

Provision for loan losses                                  175               35             420                35

Loan charge-offs:
     Commercial (1)                                        (69)             (30)           (198)              (91)
     Real estate 1-4 family first mortgage                  (5)              (4)            (15)              (13)
     Other real estate mortgage                             (2)             (13)            (13)              (29)
     Real estate construction                               --               (5)             (3)               (9)
     Consumer:
          Real estate 1-4 family junior lien mortgage       (6)              (7)            (18)              (24)
          Credit card                                     (124)            (105)           (372)             (292)
          Other revolving credit and monthly payment       (55)             (52)           (168)             (124)
                                                        ------           ------          ------            ------
               Total consumer                             (185)            (164)           (558)             (440)
     Lease financing                                       (10)              (7)            (29)              (21)
                                                        ------           ------          ------             ------
                    Total loan charge-offs                (271)            (223)           (816)             (603)
                                                        ------           ------          ------            ------
Loan recoveries:
     Commercial (2)                                         21               16              53                30
     Real estate 1-4 family first mortgage                   1                1               3                 6
     Other real estate mortgage                             13                9              42                32
     Real estate construction                                1                2               3                 6
     Consumer:
          Real estate 1-4 family junior lien mortgage        2                2               6                 7
          Credit card                                       12               10              34                26
          Other revolving credit and monthly payment        17               10              51                28
                                                        ------           ------          ------             ------
               Total consumer                               31               22              91                61
     Lease financing                                         2                2               9                 6
                                                        ------           ------          ------            ------
                    Total loan recoveries                   69               52             201               141
                                                        ------           ------          ------            ------
                      Total net loan charge-offs          (202)            (171)           (615)             (462)
                                                        ------           ------          ------            ------

BALANCE, END OF PERIOD                                  $1,823           $2,137          $1,823            $2,137
                                                        ------           ------          ------            ------
                                                        ------           ------          ------            ------

Total net loan charge-offs as a percentage
     of average loans (annualized)                        1.25%             .98%           1.27%             1.05%
                                                        ------           ------          ------             ------
                                                        ------           ------          ------             ------
Allowance as a percentage of total loans                  2.80%            3.09%           2.80%             3.09%
                                                        ------           ------          ------            ------
                                                        ------           ------          ------            ------
-----------------------------------------------------------------------------------------------------------------

(1) There were no charge-offs of loans to real estate developers for any of the periods presented, except for $1 million in the nine months ended September 30, 1996.
(2) Includes recoveries from loans to real estate developers of $1 million and $7 million for the quarters ended September 30, 1997 and 1996, respectively, and $2 million and $8 million for the nine months ended September 30, 1997 and 1996, respectively.

The table below presents net charge-offs by loan category.

---------------------------------------------------------------------------------------------------------------------------
                                                                  Quarter ended                           Nine Months Ended
                                        ---------------------------------------    ----------------------------------------
                                        SEPTEMBER 30, 1997   September 30, 1996    SEPTEMBER 30, 1997    September 30, 1996
                                        ------------------   ------------------    ------------------    ------------------
                                                      % OF                 % of                  % OF                  % of
                                                   AVERAGE              average               AVERAGE               average
(in millions)                           AMOUNT     LOANS(1)  Amount     loans(1)   AMOUNT     LOANS(1)   Amount     loans(1)
---------------------------------------------------------------------------------------------------------------------------
Commercial                                $ 48        1.03%    $ 14         .28%     $145        1.04%     $ 61         .50%
Real estate 1-4 family first mortgage        4         .16        3         .09        12         .16         7         .10
Other real estate mortgage                 (11)       (.36)       4         .12       (29)       (.34)       (3)       (.04)
Real estate construction                    (1)       (.21)       3         .46        --          --         3         .20
Consumer:
   Real estate 1-4 family
     junior lien mortgage                    4         .25        5         .28        12         .27        17         .41
   Credit card                             112        8.77       95        7.18       338        8.71       266        7.42
   Other revolving credit
     and monthly payment                    38        1.99       42        1.87       117        1.98        96        1.84
                                          ----                 ----                  ----                  ----
       Total consumer                      154        3.28      142        2.70       467        3.26       379        2.92
Lease financing                              8         .82        5         .83        20         .83        15         .86
                                          ----                 ----                  ----                  ----

       Total net loan charge-offs         $202        1.25%    $171         .98%     $615        1.27%     $462        1.05%
                                          ----        ----     ----        ----      ----        ----      ----        ----
                                          ----        ----     ----        ----      ----        ----      ----        ----
---------------------------------------------------------------------------------------------------------------------------

(1)  Calculated on an annualized basis.

The commercial loan category includes net charge-offs for the commercial loan component of small business loans of $33 million (or 3.38% of the average small business loans in this category), compared with $23 million (or 2.43%) in the second quarter of 1997 and $14 million (or 1.89%) in the third quarter of 1996. During the third quarter of 1997, the period for charging off past due loans for the Business Direct product within this portfolio was changed from 180 days to 150 days. The impact of this change was an increase in gross charge-offs of approximately $7 million. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

The largest category of net charge-offs in all periods presented was credit card loans, comprising more than 50% of total net charge-offs in each period. During the third quarter of 1997, credit card gross charge-offs due to bankruptcies were $54 million, or 44%, of total credit card gross charge-offs, compared with $59 million, or 45%, in the second quarter of 1997 and $46 million, or 44%, in the third quarter of 1996. In addition, credit card loans 30 to 89 days past due and still accruing totaled $180 million at September 30, 1997, compared with $172 million at June 30, 1997 and $174 million at September 30, 1996. The total amount of credit card charge-offs and the percentage of net charge-offs to average credit card loans are expected to continue for the remainder of 1997 at a level consistent with that experienced over the past twelve months.

The Company considers the allowance for loan losses of $1,823 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at September 30, 1997. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $175 million provision in the third quarter 1997. The Company expects that the provision will increase to approximately $205 to $215 million in the fourth quarter of 1997, when it is anticipated that the provision will approximate net charge-offs.

OTHER ASSETS

-------------------------------------------------------------------------------------------
                                            SEPTEMBER 30,     December 31,     September 30,
(in millions)                                       1997             1996              1996
-------------------------------------------------------------------------------------------
Nonmarketable equity investments                  $  981           $  937            $  902
Net deferred tax asset                               347              437               491
Certain identifiable intangible assets               491              471               469
Foreclosed assets                                    196              219               227
Other                                              1,877            3,397             1,789
                                                  ------           ------            ------

  Total other assets                              $3,892           $5,461            $3,878
                                                  ------           ------            ------
                                                  ------           ------            ------
-------------------------------------------------------------------------------------------

The Company estimates that approximately $306 million of the $347 million net deferred tax asset at September 30, 1997 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $41 million primarily relates to approximately $532 million of net deductions that are expected to reduce future California taxable income (California tax law does not permit recovery of previously paid taxes). The Company's California taxable income has averaged approximately $1.5 billion for each of the last three years.
The Company believes that it is more likely than not that it will have sufficient future California taxable income to fully utilize these deductions.

Purchased mortgage servicing rights included in certain identifiable intangible assets were $301 million, $257 million and $246 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. The purchased mortgage loan servicing portfolio totaled $29 billion, $22 billion and $21 billion at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Mortgage servicing rights purchased during third quarter 1997 and third quarter 1996 were $39 million and $32 million, respectively. (For loan sales, there were no retained servicing rights recognized during the same periods.) Purchased mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. Amortization expense, recorded in noninterest income, totaled $16 million and $18 million for the quarters ended September 30, 1997 and 1996, respectively.

The other identifiable intangible assets included in other assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $8 million and $9 million for the quarters ended September 30, 1997 and 1996, respectively.

In January 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (FAS 125), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for those provisions that became effective at that date. The adoption did not have a material effect on the Company's third, second or first quarter 1997 financial statements. Also, in December 1996, the FASB issued FAS 127, Deferral of the Effective Date of Certain Provisions of FASB Statement 125, which deferred to January 1, 1998 those provisions of FAS 125 related to repurchase agreements, dollar-rolls, securities lending and similar transactions.

The adoption of FAS 127 is not expected to have a material effect on the Company's financial statements.

DEPOSITS

--------------------------------------------------------------------------
                                       SEPT. 30,     Dec. 31,     Sept. 30,
(in millions)                              1997         1996          1996
--------------------------------------------------------------------------
Noninterest-bearing                     $23,005      $29,073       $29,512
Interest-bearing checking                 2,209        2,792         5,460
Market rate and other savings            29,906       33,947        32,332
Savings certificates                     15,460       15,769        16,004
                                        -------      -------       -------
 Core deposits                           70,580       81,581        83,308
Other time deposits                         288          186           381
Deposits in foreign offices                  54           54            48
                                        -------      -------       -------

  Total deposits                        $70,922      $81,821       $83,737
                                        -------      -------       -------
                                        -------      -------       -------
--------------------------------------------------------------------------

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

The decrease in the Company's RBC ratios at September 30, 1997 compared with December 31, 1996 resulted substantially from the repurchase of common stock.

The table below presents the Company's risk-based capital and leverage ratios.

----------------------------------------------------------------------------------------------
                                                           SEPT. 30,     Dec. 31,     Sept. 30,
(in billions)                                                  1997         1996          1996
----------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                                 $12.6        $13.5         $13.9
  Preferred stock(1)                                             .3           .4            .8
  Guaranteed preferred beneficial interests in
    Company's subordinated debentures                           1.3          1.2            --
  Goodwill and other deductions(2)                             (8.2)        (8.5)         (8.6)
                                                              -----        -----         -----
    Total Tier 1 capital                                        6.0          6.6           6.1
                                                              -----        -----         -----
Tier 2:
  Mandatory convertible debt                                     .2           .2            .2
  Subordinated debt and unsecured senior debt                   2.0          2.1           2.2
  Allowance for loan losses allowable in Tier 2                 1.0          1.1           1.1
                                                              -----        -----         -----
    Total Tier 2 capital                                        3.2          3.4           3.5
                                                              -----        -----         -----

      Total risk-based capital                                $ 9.2        $10.0         $ 9.6
                                                              -----        -----         -----
                                                              -----        -----         -----
Risk-weighted balance sheet assets                            $77.1        $82.2         $83.4
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                         9.4         10.1          10.4
  Standby letters of credit                                     1.7          2.1           2.2
  Other                                                          .6           .5            .5
                                                              -----        -----         -----
    Total risk-weighted off-balance sheet items                11.7         12.7          13.1
                                                              -----        -----         -----
Goodwill and other deductions(2)                               (8.2)        (8.5)         (8.7)
Allowance for loan losses not included in Tier 2                (.8)         (.9)         (1.0)
                                                              -----        -----         -----

      Total risk-weighted assets                              $79.8        $85.5         $86.8
                                                              -----        -----         -----
                                                              -----        -----         -----

Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)                      7.53%        7.68%         7.04%
  Total capital (8% minimum requirement)                      11.47        11.70         11.05

Leverage ratio (3% minimum requirement)(3)                     6.76%        6.65%         6.12%
----------------------------------------------------------------------------------------------

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At September 30, 1997, the Bank had a Tier 1 RBC ratio of 8.51%, a combined Tier 1 and Tier 2 ratio of 11.39% and a leverage ratio of 7.23%.

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

One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap indicates that there would be a negative impact on the net interest margin from an increasing rate environment. At September 30, 1997, the under-one-year cumulative gap was a $117 million (0.1% of total assets) net liability position, compared with net liability positions of $338 million (0.3% of total assets) at June 30, 1997 and $1,402 million (1.3% of total assets) at December 31, 1996. The decrease in the net liability position from June 30, 1997 was primarily due to an increase in commercial loans and interest rate swaps repricing within one year, a significant portion of which is offset by a decrease in senior debt repricing within one year.

Two adjustments to the cumulative gap provide comparability with those bank holding companies that present interest rate sensitivity in an alternative manner. However, management does not believe that these adjustments depict its interest rate risk. The first adjustment excludes noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity from the reported cumulative gap. The second adjustment moves interest-bearing checking, savings deposits and Wells Extra Savings (included in market rate savings) from the nonmarket category to the shortest possible maturity category. The second adjustment reflects the availability of the deposits for immediate withdrawal. The resulting adjusted under-one-year cumulative gap (net liability position) was $8.2 billion, $9.4 billion and $12.5 billion at September 30, 1997, June 30, 1997 and December 31, 1996, respectively.

The gap analysis provides a useful framework to measure the term structure risk. To more fully explore the complex relationships within the gap over time and interest rate environments, the Company performs simulation modeling to estimate the potential effects of changing interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value for the Company's derivative financial instruments at September 30, 1997 and December 31, 1996.

-------------------------------------------------------------------------------------------------------
                                                SEPTEMBER 30, 1997                    December 31, 1996
                               -----------------------------------   ----------------------------------
                               NOTIONAL OR      CREDIT   ESTIMATED   Notional or      Credit  Estimated
                               CONTRACTUAL        RISK        FAIR   contractual        risk       fair
(in millions)                       AMOUNT    AMOUNT(3)      VALUE        amount    amount(3)     value
-------------------------------------------------------------------------------------------------------
ASSET/LIABILITY
   MANAGEMENT HEDGES
Interest rate contracts:
   Futures contracts               $ 5,769        $ --        $ --       $ 5,188        $ --       $ --
   Floors purchased (1)             21,639          54          54        20,640         101        101
   Caps purchased (1)                  259           2           2           435           3          3
   Futures options purchased           163          --          --            --          --         --
   Swap contracts (1)               16,250         190         111        16,661         217        117

Foreign exchange contracts:

   Forward contracts (1)                65          --          (1)           64          --         --

CUSTOMER
   ACCOMMODATIONS
Interest rate contracts:
   Futures contracts                     2          --          --            10          --         --
   Floors written                    1,020          --         (12)          405          --        (10)
   Caps written                      2,506          --          (6)        2,174          --         (4)
   Floors purchased (1)              1,024          11          11           404           9          9
   Caps purchased (1)                2,466           5           5         2,088           4          4
   Swap contracts (1)                2,563          13           4         2,325          12          2

Foreign exchange contracts (2):
   Forward and spot contracts (1)    1,767          20           3         1,313          14          1
   Option contracts purchased (1)       71           2           2            65           1          1
   Option contracts written             63          --          (2)           59          --         (1)
-------------------------------------------------------------------------------------------------------

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

In February 1997, the Securities and Exchange Commission (SEC) published rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the notes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements were effective beginning with the quarterly period ended June 30, 1997; accordingly, see Note 1 to Financial Statements in this Form 10-Q. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration with the SEC that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. As of September 30, 1997, the Company had issued $.2 billion of preferred stock and $.7 billion of medium-term notes under this shelf registration with $2.6 billion of securities remaining unissued.

In 1996, the Company also filed a universal shelf registration statement with the SEC that allows for the issuance of $750 million of senior and subordinated debt, preferred stock and common stock of the Company and preferred securities of special purpose subsidiary trusts. The registration allows each special purpose subsidiary to issue trust preferred securities which qualify as Tier 1 capital of the Company for regulatory purposes. The special purpose subsidiary will hold junior subordinated deferrable interest debentures (debentures) of the

Company. Interest paid on these debentures will be distributed to the holders of the trust preferred securities. As a result, distributions to the holders of the trust preferred securities will be tax deductible and treated as interest expense in the consolidated statement of income. This provides the Company with a more cost-effective means of obtaining Tier 1 capital than if the Company itself were to issue additional preferred stock. In December 1996, the Company issued $400 million in trust preferred securities through one trust, Wells Fargo Capital I. In January 1997, the Company issued an additional $150 million in trust preferred securities through a separate trust, Wells Fargo Capital II. At September 30, 1997, $200 million remained unissued under this shelf registration. In addition to the publicly registered trust preferred securities, the Company established in 1996 three special purpose trusts, which collectively issued $750 million of trust preferred securities in private placements. Similar to the registered trust preferred securities, these preferred securities qualify as Tier 1 capital for regulatory purposes and the interest on the debentures is paid as tax deductible distributions to the trust preferred security holders. The proceeds from the publicly registered and private placement issuances were invested in debentures of the Company. The proceeds from the sale of these debentures were used by the Company for general corporate purposes.

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

               (d) By-Laws, incorporated by reference to Exhibit 3(ii) of Form 10-Q filed August 13, 1997

              4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

             10     Amendment to 1987 Director Option Plan adopted
                    September 16, 1997

             11     Computation of Earnings Per Common Share

             27     Financial Data Schedule

             99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.89 and 2.02 for the quarters ended September 30, 1997 and 1996, respectively, and 1.89 and 2.13 for the nine months ended September 30, 1997 and 1996, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.02 and 5.34 for the quarters ended September 30, 1997 and 1996, respectively, and 4.07 and
                    5.46 for the nine months ended September 30, 1997 and 1996, respectively.

                (b) Computation of Ratios of Earnings to Fixed Charges and
                    Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.86 and 1.91 for the quarters ended September 30, 1997 and 1996, respectively, and 1.85 and
                    2.02 for the nine months ended September 30, 1997 and 1996, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.83 and 4.28 for the quarters ended September 30, 1997 and 1996, respectively, and 3.78 and
                    4.48 for the nine months ended September 30, 1997 and 1996, respectively.

           (b) The Company filed the following reports on Form 8-K during the third quarter of 1997 and through the date hereof:

                (1) July 9, 1997 under Item 5, containing the Press Release that announced that Wells Fargo & Company's second quarter 1997 earnings would not meet analysts' expectations

                (2) July 15, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter due June 30, 1997

                (3) August 21, 1997 under Item 5, containing the Press Release that announced that Berkshire Hathaway remained a substantial stockholder of Wells Fargo & Company

                (4) October 21, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1997

                (5) October 22, 1997 under Item 5, containing the Press Release that announced the Company's additional share repurchase authorization and quarterly dividend


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1997.


                                      WELLS FARGO & COMPANY

                                      By: /s/ Frank A. Moeslein
                                         ------------------------------
                                         Frank A. Moeslein
                                         Executive Vice President and Controller
                                         (Principal Accounting Officer)