Form 10-K405
period 1997-12-31
WELLS FARGO & CO
filed 1998-03-16
CIK 105598

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   --------------

                                      FORM 10-K

                    Annual Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

For the year ended December 31, 1997            Commission file number 1-6214

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

   Common Stock, par value $5                          New York Stock Exchange
                                                       Pacific Exchange
Adjustable Rate Cumulative Preferred Stock, Series B   New York Stock Exchange

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
                                                Yes   X    No
                                                    -----     -----
     As of February 20, 1998 (the latest practicable date), 85,746,327 shares of common stock were outstanding. On the same date, the aggregate market value of common stock held by nonaffiliates was approximately $26,845 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders - Incorporated into Parts I, II and IV.
Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders - Incorporated into Part III.

                           FORM 10-K CROSS-REFERENCE INDEX

                                                                                         Page
                                                                      --------------------------------------------
                                                                      FORM      Annual                       Proxy
                                                                      10-K      Report (1)               Statement (2)
                                                                      ----      ------                   ---------
                                                            PART I
Item 1.   Business
            Description of Business                                   2-5       10-72                    --
            Statistical Disclosure:
              Distribution of Assets, Liabilities and
                Stockholders' Equity; Interest Rates
                and Interest Differential                             6         16-19                    --
              Investment Portfolio                                    --        21-22, 39-40, 44-45      --
              Loan Portfolio                                          7-11      22-26, 40-41, 46-48      --
              Summary of Loan Loss Experience                         11-13     26-27, 40-41, 47         --
              Deposits                                                --        18-19, 28, 50            --
              Return on Equity and Assets                             --        10-11                    --
              Short-Term Borrowings                                   --        50                       --
Item 2.   Properties                                                  14        --                       --
Item 3.   Legal Proceedings                                           --        64                       --
Item 4.   Submission of Matters to a Vote of Security-
            Holders (in fourth quarter 1997) (3)                      --        --                       --
          Executive Officers of the Registrant                        15        --                       --

                                                            PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                               --        34, 43-44                --
Item 6.   Selected Financial Data                                     --        12                       --
Item 7.   Management's Discussion and Analysis of Finan-
            cial Condition and Results of Operations                  --        10-34                    --
Item 8.   Financial Statements and Supplementary Data                 --        35-72                    --
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure (3)                --        --                       --

                                                            PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                                15                  --             7-9
Item 11.  Executive Compensation                                      --        --                       3-4, 10-15
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                     --        --                       5-6
Item 13.  Certain Relationships and Related Transactions              --        --                       18-20

                                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                       16-18     35-72                    --

SIGNATURES                                                            19        --                       --
-------------------------------------------------------------------------------------------------------------------

(1) The 1997 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) The Proxy Statement dated March 16, 1998 for the 1998 Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company (Parent) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Based on assets as of December 31, 1997, it was the tenth largest bank holding company in the United States. Its principal subsidiary is Wells Fargo Bank, N.A. (Bank). Wells Fargo & Company and its subsidiaries are hereinafter referred to as the Company.

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

          On April 1, 1996, the Company completed its acquisition (Merger) of First Interstate Bancorp (First Interstate). The Company acquired assets with a First Interstate book value of approximately $55 billion. The purchase price was approximately $11.3 billion. The Merger was accounted for as a purchase transaction. Accordingly, the results of operations and assets/liabilities of First Interstate are included with those of the Company for periods subsequent to the date of the Merger (i.e., the financial information for periods prior to April 1, 1996 included in this 10-K exclude First Interstate). The Merger is discussed in the 1997 Annual Report to Shareholders.

          For further information, see the Line of Business Results section of the 1997 Annual Report to Shareholders.

          The following table shows selected information for the Bank:


---------------------------------------------------------------------------------------------------------

                                                                                              December 31,
                                                          -----------------------------------------------
(dollars in billions)                                        1997      1996      1995      1994      1993
---------------------------------------------------------------------------------------------------------
Investment securities                                       $ 8.8     $12.3     $ 8.5     $11.2     $12.7
Loans                                                       $61.0     $61.5     $34.6     $35.7     $32.4
Assets                                                      $89.2     $98.7     $48.6     $51.9     $50.7
Deposits                                                    $68.1     $75.9     $39.0     $42.4     $42.4
Staff (active, full-time equivalent)                       30,504    33,939    18,129    19,117    19,324
Physical distribution offices (all domestic)                1,754     1,835       974       634       624
---------------------------------------------------------------------------------------------------------



OTHER BANK SUBSIDIARIES

          In 1995, the Company formed Wells Fargo Bank (Arizona), N.A., a national bank subsidiary, to operate the Company's credit card business. The Company also has a majority ownership interest in the Wells Fargo HSBC Trade Bank, N.A. established in 1995 that provides trade financing, letters of credit and collection services.

          On April 1, 1996, the California bank of First Interstate merged into the Bank. In June 1996, the Company merged former First Interstate bank subsidiaries in six states (Idaho, Nevada, New Mexico, Oregon, Utah and Washington) into the Bank. In September 1996, Wells Fargo Bank of Arizona, N.A. (formerly First Interstate Bank of Arizona, N.A.) merged into the Bank. In June 1997, Wells Fargo Bank (Colorado), N.A. (formerly First Interstate Bank of Denver, N.A.) was merged into the Bank. In addition, the Company completed the sales of the First Interstate banks in Wyoming, Montana and Alaska in the fourth quarter of 1996. Each bank had three branches. The three banks had aggregate assets of approximately $.6 billion and aggregate deposits of approximately $.5 billion. The remaining former First Interstate bank subsidiary, Wells Fargo Bank (Texas), N.A. (formerly First Interstate Bank, Texas), is expected to merge into the Bank as soon as permitted by applicable state law (i.e., not earlier than September 1999).

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

          Within the banking industry, ongoing consolidation has increased pressure on the Company from its most significant competitor in California, Bank of America, the fifth largest bank holding company in the United States based on assets as of December 31, 1997. Moreover, federal and state legislation adopted in recent years has increased competition by allowing banking organizations from other parts of the country to enter the Company's core geographic market (see "Supervision and Regulation" for further discussion of such legislation and the competitive environment in which the Company operates).

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

          Under the Act, the acquisition of substantially all of the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares by a bank holding company is subject to prior approval by the Board of Governors. Under the Riegle-Neal Act, bank holding companies which are adequately capitalized and adequately managed are now permitted to make interstate acquisitions of banks without regard to state law restrictions. The merger of commonly owned banks in different states is also permitted, except in states, such as Texas, which have passed legislation to prohibit such mergers. The statute permits banks to establish branches outside their home state in states which pass legislation to permit such interstate branching.

          The Bank is subject to certain restrictions under the Federal Reserve Act, including restrictions on the terms of transactions between the Bank and its affiliates and on any extension of credit to its affiliates. Dividends payable by the Bank to the Parent without the express approval of the Office of the Comptroller of the Currency are limited by a formula. For more information regarding restrictions on loans and dividends by the Bank to its affiliates, see
Note 3 to the Financial Statements in the 1997 Annual Report to Shareholders.

          There are various requirements and restrictions in the laws of the U.S. and the states in which the Bank operates, including restrictions on the amount of its loans to a borrower and its affiliates and the nature and amount of its investments, its ability to act as an underwriter of securities, its opening of branches and its acquisition of other banks or savings associations. The Bank, as a national bank, is subject to regulation and examination by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the FDIC.

          Major regulatory changes affecting the Bank, banking and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. Federal banking legislation since 1980 has deregulated interest rate ceilings on deposits at banks and thrift institutions and has increased the types of accounts that can be offered. Generally, federal banking legislation has narrowed the functional distinctions among financial institutions. The consumer and commercial banking powers of thrift institutions have expanded, and state-chartered banks in certain states are authorized to engage in all activities which are permissible for national banks and in certain cases may, with approval of the FDIC, engage in activities, such as insurance underwriting, which are not authorized for national banks.

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


--------------------------------------------------------------------------------------------------------------

                                                                                       Year ended December 31,
                                                       -------------------------------------------------------
                                                                   1997 OVER 1996               1996 over 1995
                                                       --------------------------     ------------------------
(in millions)                                         VOLUME      RATE     TOTAL    Volume      Rate     Total
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Federal funds sold and securities
    purchased under resale agreements                 $  (11)      $--    $  (11)   $   25    $   --    $   25
  Investment securities:
    At fair value:
      U.S. Treasury securities                            15         6        21       114        (3)      111
      Securities of U.S. government agencies
        and corporations                                 (89)       16       (73)      344        10       354
      Private collateralized mortgage obligations          8         7        15       101         2       103
      Other securities                                    (7)       (2)       (9)       33       (16)       17
    At cost (1):
      U.S. Treasury securities                            --        --        --       (61)       --       (61)
      Securities of U.S. government agencies
        and corporations                                  --        --        --      (269)       --      (269)
      Private collateralized mortgage obligations         --        --        --       (66)       --       (66)
      Other securities                                    --        --        --       (10)       --       (10)
  Mortgage loans held for sale                            --        --        --       (76)       --       (76)
  Loans:
    Commercial                                           175         8       183       728       (80)      648
    Real estate 1-4 family first mortgage                  8         7        15       277         4       281
    Other real estate mortgage                            13        45        58       319       (16)      303
    Real estate construction                              22        (7)       15        99         3       102
    Consumer:
      Real estate 1-4 family junior lien mortgage         19        17        36       223        17       240
      Credit card                                         29       (21)        8       209       (27)      182
      Other revolving credit and monthly payment          39       (22)       17       473       (29)      444
    Lease financing                                       78        --        78        94        (6)       88
    Foreign                                               (2)       --        (2)        8        --         8
  Other                                                   29         3        32        23         1        24
                                                      ------    ------    ------    ------    ------    ------
    Total increase (decrease) in interest income         326        57       383     2,588      (140)    2,448
                                                      ------    ------    ------    ------    ------    ------

Increase (decrease) in interest expense:
  Deposits:
    Interest-bearing checking                            (32)        3       (29)        3        11        14
    Market rate and other savings                         69        (9)       60       367         5       372
    Savings certificates                                  57        29        86       315       (27)      288
    Other time deposits                                  (10)       (7)      (17)       --         3         3
    Deposits in foreign offices                           16         1        17       (76)      (12)      (88)
  Federal funds purchased and securities
  sold under repurchase agreements                        59         3        62       (88)      (19)     (107)
  Commercial paper and other short-term borrowings        (4)        5         1        (8)       (8)      (16)
  Senior debt                                            (18)        4       (14)       38        (9)       29
  Subordinated debt                                       25         2        27        64         6        70
  Guaranteed preferred beneficial interests
  in Company's subordinated debentures                    95        --        95         6        --         6
                                                      ------    ------    ------    ------    ------    ------
    Total increase (decrease) in interest expense        257        31       288       621       (50)      571
                                                      ------    ------    ------    ------    ------    ------

Increase (decrease) in net interest income
  on a taxable-equivalent basis                       $   69    $   26    $   95    $1,967    $  (90)   $1,877
                                                      ------    ------    ------    ------    ------    ------
                                                      ------    ------    ------    ------    ------    ------

--------------------------------------------------------------------------------------------------------------

(1) As investment securities at cost were reclassified to the at-fair-value portfolio on November 30, 1995, the decrease in net interest income for 1996 over 1995 was entirely due to volume.

LOAN PORTFOLIO

          The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1997 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1997, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.


----------------------------------------------------------------------------------------------------------------------------------

                                                                            DECEMBER 31, 1997
                                -------------------------------------------------------------
                                                OVER ONE YEAR
                                           THROUGH FIVE YEARS       OVER FIVE YEARS
                                           -------------------  -------------------
                                                     FLOATING              FLOATING
                                                           OR                    OR
                                ONE YEAR   FIXED   ADJUSTABLE     FIXED  ADJUSTABLE                                    December 31,
                                                                                                ----------------------------------
(in millions)                    OR LESS    RATE         RATE      RATE        RATE     TOTAL     1996     1995      1994     1993
----------------------------------------------------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                     $ 9,896 $ 1,007      $ 7,453    $  412      $1,376   $20,144  $19,515  $ 9,750   $ 8,162  $ 6,912
  Real estate 1-4 family first
    mortgage (1)                     781     530          129     3,244       4,185     8,869   10,425    4,448     9,050    7,458
  Other real estate mortgage       1,704   1,361        3,763     2,918       2,440    12,186   11,860    8,263     8,079    8,286
  Real estate construction         1,283      79          767        79         112     2,320    2,303    1,366     1,013    1,110
  Foreign                             29      18           21        10           1        79      169       31        27       18
                                 ------- -------      -------   -------      ------   -------  -------  -------   -------  -------

        Total selected loan
           maturities            $13,693 $ 2,995      $12,133    $6,663      $8,114    43,598   44,272   23,858    26,331   23,784
                                 ------- -------      -------   -------      ------   -------  -------  -------   -------  -------
                                 ------- -------      -------   -------      ------

Other loan categories:
  Real estate 1-4 family
    junior lien mortgage                                                                5,865    6,278    3,358     3,332    3,583
  Credit card                                                                           5,039    5,462    4,001     3,125    2,600
  Other revolving credit and
    monthly payment                                                                     7,185    8,374    2,576     2,229    1,920
                                                                                      -------  -------  -------   -------  -------
        Total consumer                                                                 18,089   20,114    9,935     8,686    8,103

  Lease financing                                                                       4,047    3,003    1,789     1,330    1,212
                                                                                      -------  -------  -------   -------  -------

        Total loans                                                                   $65,734  $67,389  $35,582   $36,347  $33,099
                                                                                      -------  -------  -------   -------  -------
                                                                                      -------  -------  -------   -------  -------
----------------------------------------------------------------------------------------------------------------------------------


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

          The Company requires some degree of background check into character and credit history of all its credit customers. Extensions of credit must be supported by current financial information on the borrower (and guarantor) which is appropriate to the size and type of credit being offered; such information can denote any material which serves to inform the Company about the financial health of its credit customers. An accompanying credit analysis includes, at a minimum, an evaluation of the customer's financial strength and probability of repayment, with due consideration given to the negative factors which may affect the borrower's ability to meet repayment schedules. Collateral is valued in accordance with Company appraisal standards and, where applicable, appraisal regulations issued under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other applicable law. For commercial real estate transactions, the recommending officer reviews and evaluates the key assumptions supporting the appraised value.

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

          Generally, the Company's minimum underwriting standards for commercial real estate include various maximum loan-to-value ("LTV") ratios ranging from 50% to 80%, depending on the type of collateral and the size and purpose of the loan; minimum debt service (stabilized net income divided by debt service cost) ranging from 1.10 to 1.30 depending on the type of property financed; and maximum terms ranging from 2 to 15 years for certain commercial property loans depending on the same loan/collateral characteristics. For example, a typical owner-occupied commercial real estate loan would most often have a maximum LTV of 80%, debt service coverage of 1.25 and a term of 4 to 15 years. For community reinvestment projects, the Company applies special underwriting criteria to its financing of construction of affordable multi-family housing in California built by non-profit as well as for-profit developers.

          The Company has devoted a limited portion of its commercial real estate portfolio to higher-risk loans, for which a commensurate return is expected. Such transactions include purchases of performing or distressed real estate loans at a discount, acquisition of rated and unrated tranches of commercial mortgage obligations, senior loan originations, mezzanine financing and origination of single assets for securitization. Many of the higher-yielding transactions may contain non-recourse provisions. In general, this business is more "opportunistic" in nature, as opposed to representing a highly defined lending program. As such, higher LTVs (up to 90% or 95%) will be underwritten on occasion, particularly in the case of junior and senior participating debt.

          Generally, commercial loan categories include unsecured loans and lines of credit with minimum debt service coverage (earnings before interest, taxes, depreciation and amortization divided by debt service cost) dependent on the specific credit analysis. Common forms of collateral pledged to secure commercial credit accommodations include accounts receivable, inventories, equipment, agricultural crops or livestock, marketable securities and cash or cash equivalent. In addition to the minimum debt service requirements, most transactions have maximum terms of 1 to 7 years and/or LTVs in the range of 65% to 85%, based on an analysis of the collateral pledged. Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit, foreign exchange services and collection services, generally uses the same underwriting guidelines as the Company has established for its commercial lending functions.

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

          The Company has devoted a focused product group to providing a full range of credit products to small businesses with annual sales of up to $10 million and in which the owner of the business is also the principal financial decision maker. Credit products include lines of credit, receivables and inventory financing, equipment loans and leases and real estate financing. In addition, the group employs a variety of government sponsored credit programs designed to meet the credit needs of small businesses who fit "near bankable" business profiles. The group utilizes automated credit decision methods, including credit scoring and rule-based criteria, to approve or decline requests
for credit.   In some cases, more traditional analysis is employed.  An
evaluation of the soundness and desirability of collateral, if any, is also required before an extension of credit will be made. Loan-to-value, debt service coverage and maximum loan term underwriting guidelines employed are, in general, similar to those described earlier for commercial and commercial real estate loan products.

          The Company is an active participant in the national transportation finance market, underwriting primarily consumer auto leases and indirect auto loans (sales finance contracts). Direct (branch-originated) loans and marine and recreational vehicle loans are also offered as accommodation products for our retail customers and a select group of dealers in the Western states. Most applicants for these credit products are assigned a credit score which is indicative of their relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The lending group includes in its credit decisioning criteria other judgmental factors, such as advance rate and debt to income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score must be supported and documented by a credit officer with the appropriate approval authority.

          The Company has recently refined its target market for offering consumer credit cards and consumer loans and lines of credit to focus solely on its franchise states in the Western U.S., although some accounts from previous national campaigns remain in the portfolio. The majority of the customer base resides in California. The credit review process includes initial screens to ensure that applicants meet minimum age and income level requirements for the product requested. Fraud screens are also completed. Credit bureau reports are used to calculate the debt-to-income ratios and credit scores on which an evaluation of creditworthiness is based. If accepted by the credit score, applicants with major derogatory bureau information, minimal credit references or high debt ratios are reviewed by an analyst for possible overrides, with income verification and/or collateral verification required for certain products
and loan amounts.   Judgmental overrides of credit score declines will also
occur occasionally.

          The Company offers first mortgage loan products to customers through Wells Resource Real Estate Services, a joint venture with PHH Mortgage Services. The loan products are underwritten and funded by the joint venture partner (PHH Mortgage Services), who packages the loans for sale in the secondary mortgage markets. A limited number of these loans are purchased by the Company, typically for community lending purposes or other client accommodations. The Company continues to provide second mortgage loans and lines of credit secured by first and second deeds of trust directly to its customers. The Company relies on cash flow as the primary source of repayment for these equity products. The nature of the credit review that is conducted depends on the product, but typically consists of an evaluation of the applicant's debt ratios and credit history, either judgmentally or using a credit score, along with a review of the collateral. Maximum combined LTVs will range from 50% to 100% depending on the nature, amount and term of the loan.

          The above underwriting practices are general standards that are subject to change; the actual terms and conditions of a specific credit transaction are dependent on an analysis of the specific transaction.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


----------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                       ---------------------------------------------
(in millions)                                           1997      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                           $ 2,018    $1,794    $2,082    $2,122    $2,067

Allowance of First Interstate                             --       770        --        --        --

Sale of former First Interstate banks                     --       (11)       --        --        --

Provision for loan losses                                615       105        --       200       550

Loan charge-offs:
  Commercial                                            (269)     (140)      (55)      (54)     (110)
  Real estate 1-4 family first mortgage                  (19)      (18)      (13)      (18)      (25)
  Other real estate mortgage                             (18)      (40)      (52)      (66)     (197)
  Real estate construction                                (3)      (13)      (10)      (19)      (68)
  Consumer:
     Real estate 1-4 family junior lien mortgage         (23)      (28)      (16)      (24)      (28)
     Credit card                                        (486)     (404)     (208)     (138)     (177)
     Other revolving credit and monthly payment         (219)     (186)      (53)      (36)      (41)
                                                     -------    ------     -----    ------    ------
       Total consumer                                   (728)     (618)     (277)     (198)     (246)
  Lease financing                                        (41)      (31)      (15)      (14)      (18)
                                                     -------    ------     -----    ------    ------
          Total loan charge-offs                      (1,078)     (860)     (422)     (369)     (664)
                                                     -------    ------     -----    ------    ------

Loan recoveries:
  Commercial                                              70        54        38        37        71
  Real estate 1-4 family first mortgage                    4         8         3         6         2
  Other real estate mortgage                              53        47        53        22        47
  Real estate construction                                11        11         1        15         4
  Consumer:
     Real estate 1-4 family junior lien mortgage           8         9         3         4         3
     Credit card                                          48        36        13        18        21
     Other revolving credit and monthly payment           67        47        12        11        12
                                                     -------    ------     -----    ------    ------
       Total consumer                                    123        92        28        33        36
  Lease financing                                         12         8        11        16         9
                                                     -------    ------     -----    ------    ------
          Total loan recoveries                          273       220       134       129       169
                                                     -------    ------     -----    ------    ------
            Total net loan charge-offs                  (805)     (640)     (288)     (240)     (495)
                                                     -------    ------     -----    ------    ------
BALANCE, END OF YEAR                                 $ 1,828    $2,018    $1,794    $2,082    $2,122
                                                     -------    ------     -----    ------    ------
                                                     -------    ------     -----    ------    ------

Total net loan charge-offs as a percentage of
  average total loans                                   1.25%     1.05%      .83%      .70%     1.44%
                                                      ------    ------     -----    ------    ------
                                                      ------    ------     -----    ------    ------

Allowance as a percentage of total loans                2.78%     3.00%     5.04%     5.73%     6.41%
                                                      ------    ------     -----    ------    ------
                                                      ------    ------     -----    ------    ------
----------------------------------------------------------------------------------------------------

          The Securities and Exchange Commission requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 346% and 283% at December 31, 1997 and 1996, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1997 Annual Report to Shareholders.

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


                                                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       December 31,
----------------------------------------------------------------------------------------------------------------------------------
(in millions)                                 1997                1996 (1)            1995                1994                1993
----------------------------------------------------------------------------------------------------------------------------------
Commercial                                  $  367              $  277              $  148              $  109              $  152
Real estate 1-4 family first
 mortgage                                       23                  29                  46                  41                  39
Other real estate mortgage                     166                 232                 165                 212                 357
Real estate construction                        29                  40                  49                  45                  92
Consumer:
     Credit card  (2)                          428                 401                 332                  87                  96
     Other consumer                            163                 206                  87                  70                  87
                                            ------              ------              ------              ------              ------
      Total consumer                           591                 607                 419                 157                 183
Lease financing                                 43                  33                  28                  21                  19
Foreign                                          1                   2                  --                  --                  --
                                            ------              ------              ------              ------              ------
      Total allocated                        1,220               1,220                 855                 585                 842
Unallocated component of
     the allowance (3)                         608                 798                 939               1,497               1,280
                                            ------              ------              ------              ------              ------
      Total                                 $1,828              $2,018              $1,794              $2,082              $2,122
                                            ------              ------              ------              ------              ------
                                            ------              ------              ------              ------              ------



                                                                                                                        December 31,
                                 --------------------------------------------------------------------------------------------------
                                              1997                1996                1995                1994                 1993
                                ------------------   -----------------   -----------------   -----------------  -------------------
                                  ALLOC.      LOAN    Alloc.      Loan    Alloc.      Loan    Alloc.      Loan   Alloc.        Loan
                                  ALLOW.    CATGRY    allow.    catgry    allow.    catgry    allow.    catgry   allow.      catgry
                                    AS %      AS %      as %      as %      as %      as %      as %      as %     as %        as %
                                 OF LOAN  OF TOTAL   of loan  of total   of loan  of total   of loan  of total  of loan    of total
                                  CATGRY     LOANS    catgry     loans    catgry     loans    catgry     loans   catgry       loans
                                  ------     -----    ------     -----    ------     -----    ------     -----   ------       -----
Commercial                          1.82%       31%     1.42%       30%     1.52%       27%     1.34%       22%     2.20%       21%
Real estate 1-4 family first
mortgage                             .26        13       .28        15      1.03        13       .45        25       .52        23
Other real estate mortgage          1.36        19      1.96        18      2.00        23      2.62        22      4.31        25
Real estate construction            1.25         4      1.74         3      3.59         4      4.44         3      8.29         3
Consumer:
    Credit card (2)                 8.49         8      7.34         8      8.30        11      2.78         9      3.69         8
    Other consumer                  1.25        20      1.41        22      1.47        17      1.26        15      1.58        16
                                              ----                ----                ----                ----                ----
      Total consumer                3.27        28      3.02        30      4.22        28      1.81        24      2.26        24
Lease financing                     1.06         5      1.10         4      1.57         5      1.58         4      1.57         4
Foreign                             1.27        --      1.18        --        --        --        --        --        --        --
                                              ----                ----                ----                ----                ----

     Total allocated                1.86       100%     1.81       100%     2.40       100%     1.61       100%     2.54       100%
Unallocated component of
    the allowance (3)                .92                1.19                2.64                4.12                3.87
                                    ----                ----                ----                ----                ----
     Total                          2.78%               3.00%               5.04%               5.73%               6.41%
                                    ----                ----                ----                ----                ----
                                    ----                ----                ----                ----                ----
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


 (1) In 1996, the methods used for the allocation of the allowance for loan losses for all loan categories were modified. For example, the modification of the method for determining the allocation for real estate 1-4 family first mortgage loans (and "other consumer" loans) generally reduced the number of months of projected losses covered compared with the method used in prior years. The new methodology provided approximately 12 months coverage of projected loan losses for the real estate 1-4 family first mortgage loans in 1997 and approximately 13 months coverage in 1996, compared with approximately 40 months coverage in 1995.
 (2) The allocation for credit card loans in 1997, 1996 and 1995 approximated 12 months of projected losses, compared with 7 months in 1994 and 1993.
 (3) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

PROPERTIES

          The Company occupied 2,146 premises, consisting of physical distribution offices and administrative buildings, in 10 Western states as of December 31, 1997. On that date, 813 premises were owned, 1,294 premises were leased and 39 premises were owned in part and leased in part. The leases are generally for terms not exceeding 30 years.

          The Company owns its 12-story headquarters building in San Francisco, California; the Wells Fargo Centers in Phoenix, Arizona and Portland, Oregon; and three data processing and operation centers totaling approximately 1,240,000 square feet in California, Oregon and Arizona. The Company is also a joint venture partner in two office buildings in downtown Los Angeles and one in Sacramento, of which approximately 540,000 square feet is occupied by administrative staff and 560,000 square feet is sublet. In addition, the Company leases approximately 8,900,000 square feet of office space for data processing support and various administrative departments in major locations in California, Texas, Arizona, Colorado and Oregon.

          At December 31, 1997, the Company had 956 traditional branches, 523 in-store branches, 377 banking centers and 27 business centers in 10 Western states. Motor banking facilities ("motorbanks") are available at 52 of the traditional branches.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                      Date from
      Name                          Office held                       which held          Age
-------------------           --------------------------              ----------          ---

*Paul Hazen                   Chairman of the Board, President        January 1995        56
                                and Chief Executive Officer

*Rodney L. Jacobs             Vice Chairman and                       January 1990        57
                                Chief Financial Officer
*Terri A. Dial                Vice Chairman                           March 1996          48
*Charles M. Johnson           Vice Chairman                           January 1992        56
*Clyde W. Ostler              Vice Chairman                           January 1990        51

 Michael J. Gillfillan        Vice Chairman and                       January 1992        49
                                Chief Credit Officer
 David A. Hoyt                Vice Chairman                           May 1997            42
 Joseph P. Stiglich           Vice Chairman                           May 1997            50
 Paul M. Watson               Vice Chairman                           March 1996          58

 Leslie L. Altick             Executive Vice President and            July 1995           47
                                Director of Corporate
                                Communications
 Ross J. Kari                 Executive Vice President                November 1995       39
                                and Finance Group Head
 Frank A. Moeslein            Executive Vice President                May 1990            54
                                and Controller
 Michael M. Patriarca         Executive Vice President and            April 1997          47
                                General Auditor
 Guy Rounsaville, Jr.         Executive Vice President,               March 1985          54
                                Chief Counsel and
                                Secretary
 Eric D. Shand                Executive Vice President and            July 1995           45
                                Chief Loan Examiner
 Kevin J. Sullivan            Executive Vice President                September 1997      56
                                and Personnel Director


-----------------------
* Office of the Chairman

     The principal occupation of each of the executive officers during the past five years has been in the position reported above or in other positions as an officer with the Company, except for Kevin J. Sullivan, who has been with the Company since September 1997; prior to that, he was Senior Consultant, Human Resources Strategy at Watson Wyatt from 1996 to 1997, and Senior Vice President, Human Resources at Apple, Inc. from 1987 to 1996.

     There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 35 through 72 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

     (2)  Financial Statement Schedules:

          All schedules are omitted, because the conditions requiring their filing do not exist.

     (3)  Exhibits:

          Exhibit
           number                        Description
          -------                        -----------

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

         10(a) Benefits Restoration Program, as amended through April 18, 1995, incorporated by reference to Exhibit 10(a) of Form 10-K for the year ended December 31, 1995
           (b)  Deferral Plan for Directors, as amended through November 19,
                1991
           (c)  1990 Director Option Plan, as amended through November 19, 1991
           (d) 1987 Director Option Plan, as amended through February 21, 1995, incorporated by reference to Exhibit A to the Company's Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September 16, 1997, incorporated by reference to Exhibit 10 to Form 10-Q filed November 13, 1997

         10(e) Director Retirement Plan, incorporated by reference to Exhibit 10(e) of Form 10-K for the year ended December 31, 1993
           (f)  1990 Equity Incentive Plan, incorporated by reference to
                Exhibit 10(f) of Form 10-K for the year ended December 31, 1995
           (g) 1982 Equity Incentive Plan, as amended through November 15, 1988, incorporated by reference to Exhibit 10(g) of Form 10-K for the year ended December 31, 1993
           (h)  Executive Incentive Pay Plan, incorporated by reference to
                Exhibit 10(h) of Form 10-K for the year ended December 31, 1995
           (i) Executive Loan Plan, incorporated by reference to Exhibit 10(i) of Form 10-K for the year ended December 31, 1994
           (j) Long-Term Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement filed March 14, 1994
           (k) Senior Executive Performance Plan, incorporated by reference to Exhibit B of the Proxy Statement filed March 14, 1994

         12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.89, 1.93, 2.19, 2.20 and 1.90 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.03, 4.64, 4.56, 5.04 and
                4.53 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
         12(b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.86, 1.82, 2.09, 2.07 and 1.77 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.78, 3.78, 3.99, 4.18 and 3.51 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

         13     1997 Annual Report to Shareholders, pages 10 through 72

         21 Subsidiaries of the Registrant -- Wells Fargo & Company's only significant subsidiary, as defined, is Wells Fargo Bank, N.A.

         23     Consent of Independent Accountants

         27     Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1997 and through the date hereof in 1998:

     (1) October 21, 1997 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended September 30, 1997
     (2) October 22, 1997 under Item 5, containing the Press Release that announced the Company's additional share repurchase authorization and quarterly common stock dividend
     (3) January 20, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and year ended December 31, 1997

                              STATUS OF PRIOR DOCUMENTS

     The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 1998 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1998.

                                   WELLS FARGO & COMPANY


                                   By:       FRANK A. MOESLEIN
                                        ---------------------------------
                                             Frank A. Moeslein
                                       (Executive Vice President and Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1998:


Signature                          Capacity
---------                          --------
 PAUL HAZEN                       Chairman of the Board, President and Chief
---------------------------        Executive Officer (Principal Executive
(Paul Hazen)                       Officer)

 RODNEY L. JACOBS                 Vice Chairman and Chief Financial Officer
---------------------------        (Principal Financial Officer)
(Rodney L. Jacobs)

 FRANK A. MOESLEIN                Executive Vice President and Controller
---------------------------        (Principal Accounting Officer)
(Frank A. Moeslein)

 H. JESSE ARNELLE                 Director
---------------------------
(H. Jesse Arnelle)

                                  Director
---------------------------
(Michael R. Bowlin)

 EDWARD M. CARSON                 Director
---------------------------
(Edward M. Carson)

 WILLIAM S. DAVILA                Director
---------------------------
(William S. Davila)

 RAYBURN S. DEZEMBER              Director
---------------------------
(Rayburn S. Dezember)

                                  Director
---------------------------
(Robert K. Jaedicke)

                                  Director
---------------------------
(Thomas L. Lee)

 ELLEN M. NEWMAN                  Director
---------------------------
(Ellen M. Newman)

 PHILIP J. QUIGLEY                Director
---------------------------
(Philip J. Quigley)

 CARL E. REICHARDT                Director
---------------------------
(Carl E. Reichardt)

 DONALD B. RICE                   Director
---------------------------
(Donald B. Rice)

 RICHARD J. STEGEMEIER            Director
---------------------------
(Richard J. Stegemeier)

 SUSAN G. SWENSON                 Director
---------------------------
(Susan G. Swenson)

 DANIEL M. TELLEP                 Director
---------------------------
(Daniel M. Tellep)

 CHANG-LIN TIEN                   Director
---------------------------
(Chang-Lin Tien)

 JOHN A. YOUNG                    Director
---------------------------
(John A. Young)
