Form 10-Q
period 1998-03-31
WELLS FARGO & CO
filed 1998-05-14
CIK 105598

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

 For the quarterly period ended March 31, 1998    Commission file number 1-6214

                                ---------------------

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

                                                    Shares Outstanding
                                                      April 30, 1998
                                                    ------------------
     Common stock, $5 par value                         85,351,707

                                      FORM 10-Q
                                  TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION
Item 1.    Financial Statements
                                                                            Page
                                                                            ----
           Consolidated Statement of Income. . . . . . . . . . . . . . . .   2
           Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . .   3
           Consolidated Statement of Changes in Stockholders' Equity . . .   4
           Consolidated Statement of Cash Flows. . . . . . . . . . . . . .   5
           Notes to Financial Statements . . . . . . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations
           Summary Financial Data. . . . . . . . . . . . . . . . . . . . .   9
           Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
           Line of Business Results. . . . . . . . . . . . . . . . . . . .  11
           Earnings Performance. . . . . . . . . . . . . . . . . . . . . .  17
             Net Interest Income . . . . . . . . . . . . . . . . . . . . .  17
             Noninterest Income. . . . . . . . . . . . . . . . . . . . . .  19
             Noninterest Expense . . . . . . . . . . . . . . . . . . . . .  21
             Earnings/Ratios Excluding Goodwill and Nonqualifying CDI  . .  23
           Balance Sheet Analysis. . . . . . . . . . . . . . . . . . . . .  24
             Investment Securities . . . . . . . . . . . . . . . . . . . .  24
             Loan Portfolio. . . . . . . . . . . . . . . . . . . . . . . .  26
               Commercial real estate . . . . . . . . . . . . . . . . . . . 26
             Nonaccrual and Restructured Loans and Other Assets . . . . . . 27
               Changes in total nonaccrual loans. . . . . . . . . . . . . . 27
               Changes in foreclosed assets . . . . . . . . . . . . . . . . 30
               Loans 90 days past due and still accruing. . . . . . . . . . 30
             Allowance for Loan Losses. . . . . . . . . . . . . . . . . . . 31
             Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . 33
             Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
             Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . . . 34
             Market Risks . . . . . . . . . . . . . . . . . . . . . . . . . 36
             Derivative Financial Instruments . . . . . . . . . . . . . . . 37
             Liquidity Management . . . . . . . . . . . . . . . . . . . . . 38


PART II -  OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . . 39
Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 39


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

--------------------------------------------------------------------------------
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Wells Fargo & Company (the Company) cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, the completion of the First Interstate Bancorp integration, customer disintermediation, technology changes and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

                            PART I - FINANCIAL INFORMATION

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------
                                                                         Quarter
                                                                  ended March 31,
                                                              ------------------
(in millions)                                                   1998        1997
--------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                           $    6      $    5
Investment securities                                            145         208
Loans                                                          1,512       1,549
Other                                                             21          11
                                                              ------      ------
    Total interest income                                      1,684       1,773
                                                              ------      ------
INTEREST EXPENSE
Deposits                                                         410         422
Federal funds purchased and securities sold under
  repurchase agreements                                           40          31
Commercial paper and other short-term borrowings                   7           2
Senior and subordinated debt                                      75          81
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                               25          25
                                                              ------      ------
    Total interest expense                                       557         561
                                                              ------      ------
NET INTEREST INCOME                                            1,127       1,212
Provision for loan losses                                        180         105
                                                              ------      ------
Net interest income after provision for loan losses              947       1,107
                                                              ------      ------
NONINTEREST INCOME
Fees and commissions                                             255         214
Service charges on deposit accounts                              208         221
Trust and investment services income                             114         109
Investment securities gains                                        5           4
Other                                                            144          92
                                                              ------      ------
    Total noninterest income                                     726         640
                                                              ------      ------
NONINTEREST EXPENSE
Salaries                                                         305         341
Incentive compensation                                            53          41
Employee benefits                                                 91          95
Equipment                                                         98          94
Net occupancy                                                    101         102
Goodwill                                                          81          83
Core deposit intangible                                           60          62
Operating losses                                                  31          42
Other                                                            272         257
                                                              ------      ------
    Total noninterest expense                                  1,092       1,117
                                                              ------      ------
INCOME BEFORE INCOME TAX EXPENSE                                 581         630
Income tax expense                                               266         291
                                                              ------      ------

NET INCOME                                                    $  315      $  339
                                                              ------      ------
                                                              ------      ------
NET INCOME APPLICABLE TO COMMON STOCK                         $  311      $  329
                                                              ------      ------
                                                              ------      ------
EARNINGS PER COMMON SHARE                                     $ 3.62      $ 3.62
                                                              ------      ------
                                                              ------      ------
DILUTED EARNINGS PER COMMON SHARE                             $ 3.58      $ 3.58
                                                              ------      ------
                                                              ------      ------
DIVIDENDS DECLARED PER COMMON SHARE                           $ 1.30      $ 1.30
                                                              ------      ------
                                                              ------      ------
Average common shares outstanding                               85.8        90.8
                                                              ------      ------
                                                              ------      ------
Diluted average common shares outstanding                       86.6        91.9
                                                              ------      ------
                                                              ------      ------

--------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


---------------------------------------------------------------------------------------------------------
                                                                   MARCH 31,   December 31,      March 31,
(in millions)                                                          1998           1997           1997
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $  8,303       $ 8,169       $  8,530
Federal funds sold and securities
  purchased under resale agreements                                     111             82            209
Investment securities at fair value                                   8,676          9,888         12,634

Loans                                                                64,504         65,734         65,436
Allowance for loan losses                                             1,830          1,828          1,922
                                                                   --------       --------       --------
    Net loans                                                        62,674         63,906         63,514
                                                                   --------       --------       --------

Due from customers on acceptances                                        77             98             96
Accrued interest receivable                                             504            507            611
Premises and equipment, net                                           2,081          2,117          2,310
Core deposit intangible                                               1,649          1,709          1,901
Goodwill                                                              6,943          7,031          7,312
Other assets                                                          3,802          3,949          4,746
                                                                   --------       --------       --------

    Total assets                                                    $94,820        $97,456       $101,863
                                                                   --------       --------       --------
                                                                   --------       --------       --------
LIABILITIES
Noninterest-bearing deposits                                        $24,421        $23,953       $ 25,337
Interest-bearing deposits                                            47,895         48,246         51,090
                                                                   --------       --------       --------
    Total deposits                                                   72,316         72,199         76,427
Federal funds purchased and securities
  sold under repurchase agreements                                    1,068          3,576          1,685
Commercial paper and other short-term borrowings                        324            249            241
Acceptances outstanding                                                  77             98             96
Accrued interest payable                                                235            175            242
Other liabilities                                                     2,438          2,403          3,400
Senior debt                                                           1,751          1,983          1,940
Subordinated debt                                                     2,509          2,585          2,938
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                   1,299          1,299          1,299

STOCKHOLDERS' EQUITY
Preferred stock                                                         275            275            425
Common stock - $5 par value,
  authorized 150,000,000 shares; issued and outstanding
  85,284,480 shares, 86,152,779 shares and
  89,977,610 shares                                                     426            431            450
Additional paid-in capital                                            8,431          8,712          9,801
Retained earnings                                                     3,615          3,416          2,959
Cumulative other comprehensive income (loss)                             56             55            (40)
                                                                   --------       --------       --------

    Total stockholders' equity                                       12,803         12,889         13,595
                                                                   --------       --------       --------

    Total liabilities and stockholders' equity                      $94,820        $97,456       $101,863
                                                                   --------       --------       --------
                                                                   --------       --------       --------
---------------------------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended March 31,
                                                                        ----------------------------------------------------
                                                                                           1998                         1997
                                                                        -----------------------        ---------------------
                                                                           STOCK-        COMPRE-         Stock-       Compre-
                                                                         HOLDERS'       HENSIVE        holders'      hensive
(in millions)                                                             EQUITY         INCOME         equity        income
----------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of quarter                                            $   275                       $   600
Preferred stock redeemed                                                      --                          (175)
                                                                         -------                       -------
Balance, end of quarter                                                      275                           425
                                                                         -------                       -------

COMMON STOCK
Balance, beginning of quarter                                                431                           457
Common stock issued under employee benefit and
  dividend reinvestment plans                                                  1                             1
Common stock repurchased                                                      (6)                           (8)
                                                                         -------                       -------
Balance, end of quarter                                                      426                           450
                                                                         -------                       -------

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of quarter                                              8,712                        10,287
Common stock issued under employee benefit and
  dividend reinvestment plans                                                 25                            23
Common stock repurchased                                                    (306)                         (509)
                                                                         -------                       -------
Balance, end of quarter                                                    8,431                         9,801
                                                                         -------                       -------

RETAINED EARNINGS
Balance, beginning of quarter                                              3,416                         2,749
Net income                                                                   315           $315            339          $339
Preferred stock dividends                                                     (4)                          (10)
Common stock dividends                                                      (112)                         (119)
                                                                         -------                       -------
Balance, end of quarter                                                    3,615                         2,959
                                                                         -------                       -------

CUMULATIVE OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of quarter                                                 55                            19
Unrealized gains (losses) on investment securities arising during
  the quarter, net of tax of $3 million and ($42) million                      4              4            (61)          (61)
Reclassification adjustment for investment securities gains included
  in net income, net of tax of $2 million and $2 million                      (3)            (3)            (2)           (2)
Foreign currency translation adjustments, net of tax of ($4) million          --             --              4             4
                                                                         -------           ----        -------          ----
Balance, end of quarter                                                       56                           (40)
                                                                         -------                       -------
COMPREHENSIVE INCOME                                                                       $316                         $280
                                                                                           ----                         ----
                                                                                           ----                         ----
  Total stockholders' equity                                             $12,803                       $13,595
                                                                         -------                       -------
                                                                         -------                       -------

----------------------------------------------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------
                                                                                        Quarter ended March 31,
                                                                                       -----------------------
(in millions)                                                                              1998           1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $   315        $   339
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                             180            105
      Depreciation and amortization                                                         231            223
      Net decrease in accrued interest receivable                                             3             54
      Net increase in accrued interest payable                                               60             71
      Net decrease (increase) in loans originated for sale                                  466           (143)
      Other, net                                                                            161            525
                                                                                        -------        -------

Net cash provided by operating activities                                                 1,416          1,174
                                                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities at fair value
    Proceeds from sales                                                                      24            150
    Proceeds from prepayments and maturities                                              1,356          1,100
    Purchases                                                                              (162)          (478)
  Net (increase) decrease in loans resulting from originations and collections             (522)         1,833
  Proceeds from sales (including participations) of loans                                 1,179             81
  Purchases (including participations) of loans                                             (53)           (39)
  Proceeds from sales of foreclosed assets                                                   27             48
  Net increase in federal funds sold and securities
    purchased under resale agreements                                                       (29)           (22)
  Other, net                                                                                 56            272
                                                                                        -------        -------

Net cash provided by investing activities                                                 1,876          2,945
                                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                       117         (5,394)
  Net decrease in short-term borrowings                                                  (2,433)          (504)
  Repayment of senior debt                                                                 (228)          (175)
  Proceeds from issuance of subordinated debt                                                25             --
  Repayment of subordinated debt                                                           (100)            --
  Proceeds from issuance of guaranteed preferred beneficial interests
    in Company's subordinated debentures                                                     --            149
  Proceeds from issuance of common stock                                                     26             24
  Redemption of preferred stock                                                              --           (175)
  Repurchase of common stock                                                               (312)          (517)
  Payment of cash dividends on preferred stock                                               (4)           (10)
  Payment of cash dividends on common stock                                                (112)          (119)
  Other, net                                                                               (137)          (604)
                                                                                        -------        -------

Net cash used by financing activities                                                    (3,158)        (7,325)
                                                                                        -------        -------

  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                                  134         (3,206)
                                                                                        -------        -------
Cash and cash equivalents at beginning of quarter                                         8,169         11,736
                                                                                        -------        -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                             $ 8,303        $ 8,530
                                                                                        -------        -------
                                                                                        -------        -------


Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                            $   497        $   490
    Income taxes                                                                        $    34        $    73
  Noncash investing activities:
    Transfers from loans to foreclosed assets                                           $    20        $    26

--------------------------------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS


1.  STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 130

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting of Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature in the financial statements. Other comprehensive income, as defined, is net of income taxes. Cumulative other comprehensive income is displayed separately in the equity section of the balance sheet and the consolidated statement of changes in stockholders' equity. Amounts in the financial statements for earlier periods have been reclassified for comparative purposes, as required by FAS 130.

2.  MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate). The Merger was accounted for as a purchase transaction.

The major components of management's plan for the combined company include the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill since April 1, 1996 included accruals totaling approximately $324 million
($191 million after tax) related to the disposition of premises, including an accrual of $127 million ($75 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state. At March 31, 1998, the remaining accrual associated with the disposition of traditional former First Interstate branches was $5 million. The California dispositions included 175 branch closures during 1996, 47 branch closures during 1997 and one branch closure in the first quarter of 1998. The Company also sold 17 former First Interstate branches located in California, including deposits, in 1997. The out-of-state dispositions included 88 branch closures that were completed in 1997, 30 branch closures in the first quarter of 1998 and 38 branch closures scheduled to be completed by June 30, 1998. The Company also sold 87 former First Interstate out-of-state branches, including deposits, in 1997. (See Noninterest Income section for information on other branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $481 million ($284 million after tax) related to severance of former First Interstate employees throughout the Company who have been or, in the case of scheduled branch closures, will be displaced by June 30, 1998. Severance payments totaling $400 million were paid since the second quarter of 1996, including $28 million in the first quarter of 1998.

During 1997, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of the accounts is occurring in several stages, the first of which was during the third quarter of 1997. Substantially all of the businesses were acquired as part of the acquisition of First Interstate;

therefore, the excess of the related proceeds over the attributable costs of the net assets sold on that portion of the sale is being deducted from goodwill.
Net proceeds of approximately $2 million attributable to business originated by the Company were recorded as a gain in the first quarter of 1998. Substantially all of the remaining gain of about $7 million will be recorded in the second quarter of 1998.

The $7,223 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill) is amortized using the straight-line method over 25 years.

                        [This page intentionally left blank.]

                                   FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      % Change
                                                                                  Quarter Ended             Mar. 31, 1998 from
                                                         --------------------------------------        -----------------------
                                                          MAR. 31,       Dec. 31,       Mar. 31,       Dec. 31,        Mar. 31,
(in millions)                                                1998           1997           1997           1997            1997
------------------------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                                $   315        $   298       $    339              6%             (7)%
Net income applicable to common stock                         311            294            329              6              (5)
Earnings per common share                                 $  3.62        $  3.40       $   3.62              6              --
Diluted earnings per common share                            3.58           3.36           3.58              7              --

Dividends declared per common share                          1.30           1.30           1.30             --              --

Average common shares outstanding                            85.8           86.5           90.8             (1)             (6)
Diluted average common shares outstanding                    86.6           87.3           91.9             (1)             (6)

Profitability ratios (annualized)
  Net income to average total assets (ROA)                   1.34%          1.23%          1.31%             9               2
  Net income applicable to common stock to
    average common stockholders' equity (ROE)               10.07           9.29          10.02              8              --

Efficiency ratio (1)                                         58.9%          59.9%          60.3%            (2)             (2)

Average loans                                             $65,067        $64,545       $ 65,493              1              (1)
Average assets                                             95,258         96,170        105,430             (1)            (10)
Average core deposits                                      69,858         70,198         77,622             --             (10)

Net interest margin                                          6.01%          5.94%          6.14%             1              (2)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock                     $   423        $   407       $    443              4              (5)
Earnings per common share                                    4.92           4.71           4.88              4               1
Diluted earnings per common share                            4.88           4.66           4.83              5               1
ROA                                                          1.98%          1.85%          1.90%             7               4
ROE                                                         37.46          36.15          36.67              4               2
Efficiency ratio                                             51.7           52.5           52.9             (2)             (2)

AT QUARTER END
Investment securities                                     $ 8,676        $ 9,888       $ 12,634            (12)            (31)
Loans                                                      64,504         65,734         65,436             (2)             (1)
Allowance for loan losses                                   1,830          1,828          1,922             --              (5)
Goodwill                                                    6,943          7,031          7,312             (1)             (5)
Assets                                                     94,820         97,456        101,863             (3)             (7)
Core deposits                                              72,041         71,397         76,156              1              (5)
Common stockholders' equity                                12,528         12,614         13,170             (1)             (5)
Stockholders' equity                                       12,803         12,889         13,595             (1)             (6)
Tier 1 capital (3)                                          6,141          6,119          6,407             --              (4)
Total capital (Tiers 1 and 2) (3)                           9,161          9,242          9,891             (1)             (7)

Capital ratios
  Common stockholders' equity to assets                     13.21%         12.94%         12.93%             2               2
  Stockholders' equity to assets                            13.50          13.22          13.35              2               1
  Risk-based capital (3)
    Tier 1 capital                                           7.76           7.61           7.80              2              (1)
    Total capital                                           11.58          11.49          12.05              1              (4)
  Leverage (3)                                               7.04           6.95           6.61              1               7

Book value per common share                               $146.90        $146.41       $ 146.37             --              --

Staff (active, full-time equivalent)                       32,414         33,100         34,486             (2)             (6)

COMMON STOCK PRICE
High                                                      $337.88        $339.44       $ 319.25             --               6
Low                                                        295.00         275.75         271.00              7               9
Quarter End                                                331.25         339.44         284.13             (2)             17

------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $31 million and $944 million, respectively, for the quarter ended March 31, 1998. Goodwill amortization and average balance (which are not tax effected) were $81 million and $6,990 million, respectively, for the quarter ended
     March 31, 1998.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income for the first quarter of 1998 was $315 million, compared with $298 million for the fourth quarter of 1997 and $339 million for the first quarter of 1997. Earnings per share for the first quarter of 1998 were $3.62, compared with $3.40 for the fourth quarter of 1997 and $3.62 for the first quarter of 1997.

Return on average assets (ROA) was 1.34% and return on average common equity
(ROE) was 10.07% for the first quarter of 1998, compared with 1.23% and 9.29%, respectively, for the fourth quarter of 1997 and 1.31% and 10.02%, respectively, for the first quarter of 1997.

Earnings before the amortization of goodwill and nonqualifying CDI ("cash" or "tangible" earnings) for the first quarter of 1998 were $4.92 per share, compared with $4.71 for the fourth quarter of 1997 and $4.88 per share for the first quarter of 1997. On the same basis, ROA was 1.98% and ROE was 37.46% in the first quarter of 1998, compared with 1.85% and 36.15%, respectively, for the fourth quarter of 1997 and 1.90% and 36.67%, respectively, for the first quarter of 1997.

Net interest income on a taxable-equivalent basis was $1,130 million in the first quarter of 1998, compared with $1,130 million in the fourth quarter of 1997 and $1,216 million in the first quarter of 1997. The decrease in net interest income in the first quarter of 1998 compared with the same period of 1997 was primarily due to a decline in earning assets. The Company's net interest margin was 6.01% for the first quarter of 1998, compared with 5.94% in the fourth quarter of 1997 and 6.14% in the first quarter of 1997.

Noninterest income was $726 million in the first quarter of 1998, compared with $708 million in the fourth quarter of 1997 and $640 million in the first quarter of 1997. The increase from a year ago was primarily due to gains on sales of loans, higher credit card fees and lower losses on dispositions of premises and equipment.

Noninterest expense in the first quarter of 1998 was $1,092 million, compared with $1,098 million in the fourth quarter of 1997 and $1,117 million in the first quarter of 1997.

The provision for loan losses in the first quarter of 1998 was $180 million, compared with $195 million for the fourth quarter of 1997 and $105 million for the first quarter of 1997. During the first quarter of 1998, net charge-offs totaled $178 million, or 1.11% of average loans (annualized). This compared with $190 million, or 1.17%, during the fourth quarter of 1997 and $201 million, or 1.23%, during the first quarter of 1997. The allowance for loan losses of $1,830 million was 2.84% of total loans at March 31, 1998, compared with 2.78% at December 31, 1997 and 2.94% at March 31, 1997.

Total nonaccrual and restructured loans were $512 million, or .8% of total loans, at March 31, 1998, compared with $537 million, or .8%, at December 31, 1997 and $655 million, or 1.0%, at March 31, 1997. Foreclosed assets amounted to $155 million at March 31, 1998, compared with $158 million at December 31, 1997 and $207 million at March 31, 1997.

Common stockholders' equity to total assets was 13.21% at March 31, 1998, compared with 12.94% and 12.93% at December 31, 1997 and March 31, 1997, respectively. The Company's total risk-based capital (RBC) ratio at March 31, 1998 was 11.58% and its Tier 1 RBC ratio was 7.76%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At December 31, 1997, the Company's ratios were 11.49% and 7.61%, respectively; at March 31, 1997, these ratios were 12.05% and 7.80%, respectively. The Company's leverage ratios were 7.04%, 6.95% and 6.61% at March 31, 1998, December 31, 1997 and March 31, 1997, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline for banks of 5%.

The Company has bought in the past, and will continue to buy, shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock under a repurchase program begun in 1994. In October 1997, the Board of Directors authorized the repurchase from time to time of up to an additional 8.6 million shares of the Company's outstanding stock under the same program. Under these programs, the Company has repurchased 7.7 million shares (net of shares issued) in 1996, 5.3 million shares (net of shares issued) in 1997 and .9 million shares (net of shares issued) in the first quarter of 1998. The Company currently expects to continue repurchasing shares from time to time in 1998 using cash earnings not required to support balance sheet growth.

LINE OF BUSINESS RESULTS

The line of business results show the financial performance of the Company's major business units. The table on pages 12 and 13 presents the line of business results for the quarters ended March 31, 1998 and 1997.

Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability from one period to the next.

The following table provides the line of business results (estimated) for the Company's six major business units.

-----------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                               Retail                      Business
 average balances in billions)                       Distribution                       Banking                    Investment
                                                            Group                         Group                         Group
                                            ---------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,                       1998           1997           1998           1997           1998           1997

Net interest income (1)                      $ 230          $ 252          $ 194          $ 186          $ 183          $ 199
Provision for loan losses (2)                   --             --             38             30              1              1
Noninterest income (3)                         267            288             72             67            140            134
Noninterest expense (3)                        453            476             99            103            168            163
                                             -----          -----          -----          -----          -----          -----
Income before income
   tax expense (benefit)                        44             64            129            120            154            169
Income tax expense (benefit) (4)                18             26             53             49             62             69
                                             -----          -----          -----          -----          -----          -----
      Net income                             $  26          $  38          $  76          $  71          $  92          $ 100
                                             -----          -----          -----          -----          -----          -----
                                             -----          -----          -----          -----          -----          -----

Average loans                                $  --          $  --          $ 6.1          $ 5.2          $ 2.1          $ 1.9
Average assets                                 2.6            3.3            7.8            7.4            2.7            3.0
Average core deposits                         18.1           19.5           11.1           12.2           32.4           35.3
Return on equity (5)                            10%            15%            40%            40%            53%            58%
Risk-adjusted efficiency ratio (6)             101%            97%            60%            64%            63%            59%

-----------------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups in 1998 and 1997 is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the retail distribution channels and noninterest expense to the product groups. They amounted to $83 million and $89 million for the quarters ended March 31, 1998 and 1997, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.

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

As of March 31, 1998, the Company had 920 traditional branches, 546 in-store branches, 376 banking centers and 33 business centers. Motor banking facilities ("motorbanks") were available at 45 of the traditional branches. There were 4,627 ATMs as of March 31, 1998.

Retail Distribution Group's net income for the first quarter 1998 decreased $12 million, or 32%, from first quarter 1997. Net interest income for the first quarter 1998 declined largely due to lower core deposit balances related to branch dispositions and lower spreads on core deposits, partially offset by lower nonearning asset (cash) balances. The decline in noninterest income reflected higher losses on the disposition of premises due to branch closures, lower sales and service charges to the product groups and lower service charges on deposit accounts. Noninterest expense improved due to branch closures and merger-related cost savings.

-----------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                                  Wholesale
 average balances in billions)           Real Estate           Products           Consumer                           Consolidated
                                               Group              Group            Lending             Other              Company
                                    ---------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,               1998      1997      1998     1997      1998     1997     1998     1997      1998       1997

Net interest income (1)              $  97     $ 112     $ 168    $ 200     $ 272    $ 274    $ (17)   $ (11)   $1,127     $1,212
Provision for loan losses (2)           12        10        19       19       106      114        4      (69)      180        105
Noninterest income (3)                  70        18        93       84       124       98      (40)     (49)      726        640
Noninterest expense (3)                 31        19       121      111       117      120      103      125     1,092      1,117
                                     -----     -----     -----    -----     -----    -----    -----    -----    ------     ------
Income before income
   tax expense (benefit)               124       101       121      154       173      138     (164)    (116)      581        630
Income tax expense (benefit) (4)        50        41        49       63        70       57      (36)     (14)      266        291
                                     -----     -----     -----    -----     -----    -----    -----    -----    ------     ------
      Net income                     $  74     $  60     $  72    $  91     $ 103    $  81    $(128)   $(102)   $  315     $  339
                                     -----     -----     -----    -----     -----    -----    -----    -----    ------     ------
                                     -----     -----     -----    -----     -----    -----    -----    -----    ------     ------

Average loans                        $10.7     $ 9.4     $17.2    $17.0     $22.8    $24.3    $ 6.2    $ 7.7    $ 65.1     $ 65.5
Average assets                        12.0      10.1      20.8     22.2      23.8     25.6     25.6     33.8      95.3      105.4
Average core deposits                   .4        .4       7.3      9.3        .6       .4       --       .5      69.9       77.6
Return on equity (5)                    25%       26 %      17%      20%       29%      21%      --%      --%       10%        10%
Risk-adjusted efficiency ratio (6)      56%       54 %      83%      75%       63%      75%      --%      --%       --%        --%

---------------------------------------------------------------------------------------------------------------------------------

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

The Business Banking Group provides a full range of credit products and financial services to small businesses and their owners. These include lines of credit, receivables and inventory financing, equipment loans and leases, real estate financing, SBA financing, cash management, deposit and investment accounts, payroll services, medical savings accounts and credit and debit card processing. Business Banking customers are small businesses with annual sales up to $10 million in which the owner of the business is also the principal financial decision maker.

Business Banking's net income for the first quarter of 1998 increased $5 million, or 7%. The increase in net interest income was due to higher volume and spreads on commercial loans and higher spreads on core deposits. This was partially offset by lower core deposit balances. The provision was higher due to the volume of loans acquired through direct market mailings. Noninterest income increased due to higher fees on loans. Noninterest expense improved due to lower costs in the direct market lending area.

The Investment Group is responsible for the sales and management of savings and investment products, investment management and fiduciary and brokerage services to institutions, retail customers and high net worth individuals. This includes the Stagecoach family of mutual funds as well as personal trust, employee benefit trust and agency assets. It also includes product management for market rate accounts, savings deposits, Individual Retirement Accounts (IRAs) and time deposits. Within this Group, Private Client Services operates as a fully integrated financial services organization focusing on banking/credit, trust services, investment management and full-service and discount brokerage.

The Group also includes Wells Capital Management, a registered investment adviser and wholly owned subsidiary of the Bank. Wells Capital Management provides investment management services to institutional clients as well as the Bank's proprietary trust funds.

In 1997, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of accounts is occurring in several stages, the first of which was in the third quarter of 1997, with substantial completion expected by the end of the second quarter of 1998.

Also in 1997, the Bank announced an alliance with Morgan Stanley Dean Witter & Co., whereby Dean Witter would provide technology, investment products, services and sales and marketing support to Wells Fargo Securities and its full-service brokerage clients. Substantially all of these services are now available to Wells Fargo customers under private label.

In addition, the Bank entered into an alliance in December 1997 with BHC Securities as its clearing broker which will allow Wells Fargo Securities' on-line brokerage (Wells Trade) to offer a broad range of investment products to customers through the Internet and telephone channels.

Assets under management at March 31, 1998 were $67.9 billion, compared with $57.4 billion at March 31, 1997.

Investment Group's net income for the first quarter of 1998 declined by $8 million, or 8%. Net interest income decreased due to lower core deposit balances and spreads, which were partially offset by interest recoveries on loans previously charged off. The increase in noninterest income was largely due to higher fee income in the mutual funds, trust and brokerage areas and gains on the sale of the Institutional Custody businesses. This was primarily offset by the loss of ongoing fee income related to the businesses sold during 1997. The increase in noninterest expense reflects higher sales force growth and sales in the brokerage business which was partially offset by cost savings realized after the sale of the Corporate Trust and Institutional Custody businesses.

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

The Real Estate Group's net income for the first quarter of 1998 increased $14 million, or 23%. Net interest income for the quarter decreased primarily due to lower interest recoveries on loans where interest had previously been applied to principal and narrower spreads on loans. This was partially offset by higher average loan and investment security balances. Noninterest income was higher primarily due to gains from the securitization of loans as well as higher Acquisition, Development or Construction (ADC) investment income, gains from investment securities and income from equity investments. Noninterest expense for the first quarter increased due to lower foreclosed asset gains in 1998 and higher incentive compensation expense.

The Wholesale Products Group serves businesses with annual sales in excess of $5 million and maintains relationships with major corporations throughout the United States. The Group is responsible for soliciting and maintaining credit and noncredit relationships with businesses by offering a variety of products and services, including traditional commercial loans and lines, letters of credit, international trade facilities, foreign exchange services, cash management and electronic products. The Group includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade and Eximbank (a public corporation offering export finance support programs for American-made products) financing, letters of credit and collection services.

Wholesale Products Group's net income in the first quarter of 1998 decreased $19 million, or 21%. Net interest income declined due to lower core deposit balances and lower recoveries on loans where interest had previously been applied to principal. A significant portion of the increase in noninterest income was due to income from foreign exchange and trust and investment services. Noninterest expense increased primarily due to expense recoveries in 1997.

Consumer Lending offers a full array of consumer loan products, including credit cards, transportation (auto, recreational vehicle, marine) financing, home equity lines and loans, lines of credit and installment loans. The loan portfolio for the first quarter averaged $22.8 billion, consisting of $4.8 billion in credit cards, $10.9 billion in equity/unsecured loans and $7.1 billion in transportation financing. This compares with $5.3 billion in credit cards, $11.9 billion in equity/unsecured loans and $7.1 billion in transportation financing in first quarter 1997.

In April 1998, Wells Fargo entered into a letter of intent to sell its mortgage servicing business to GMAC Mortgage Corporation. (See page 33 for additional information.)

Consumer Lending's net income for the first quarter of 1998 increased $22 million, or 27%. Net interest income decreased due to lower credit card and equity/unsecured loan balances and higher interest losses related to an increase in loans charged off in the consumer portfolio which were partially offset by higher spreads on credit cards and higher auto lease volume. The increase in noninterest income was due largely to higher fee income on credit cards.

The Other category includes the Company's 1-4 family first mortgage portfolio, the investment securities portfolio, goodwill and the nonqualifying core deposit intangible, the difference between the normalized provision for the line groups and the Company provision for loan losses, the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intergroup noninterest income and expense, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity.

The net loss for the Other category for the quarter ended March 31, 1998 increased by $26 million from 1997. Net interest income in the first quarter of 1998 reflects the impact of lower investment securities and lower first mortgage balances, which was partially offset by lower funding costs. Noninterest expense improved due to merger-related cost savings in the systems and other support groups.

In 1997, the Financial Accounting Standards Board (FASB) issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. While that is the basis of the above line of business presentation, this Statement requires it to be part of the annual audited financial statements effective year-end 1998.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $1,130 million in the first quarter of 1998, compared with $1,216 million in the first quarter of 1997. The Company's net interest margin was 6.01% in the first quarter of 1998, compared with 6.14% in the first quarter of 1997. The Company expects the net interest margin to remain in the area of 6.0% for the remainder of 1998.

Interest income included hedging income of $18 million in the first quarter of 1998, compared with $25 million in the first quarter of 1997. Interest expense included hedging expense of $3 million in the first quarter of 1998, compared with $1 million in the same quarter of 1997.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 18.

Loans averaged $65.1 billion in the first quarter of 1998, compared with $65.5 billion in the first quarter of 1997. The Company anticipates overall loan growth for the remainder of 1998, particularly in the commercial portfolio. This growth is expected to be partially offset by declines due to decreased credit card marketing efforts and continuing run-off in the residential mortgage and direct auto loan portfolios, where the Company has withdrawn from the business of being an active originator.

Investment securities averaged $9.1 billion during the first quarter of 1998, a 31% decrease from $13.1 billion in the first quarter of 1997. The decrease was predominantly due to maturities.

Average core deposits were $69.9 billion and $77.6 billion and funded 73% and 74% of the Company's average total assets in the first quarter of 1998 and 1997, respectively. The decrease in average core deposits from the first quarter of 1997 was largely due to net run-off. In addition, a significant portion of the decrease was due to sales of branches in 1997, including $1.6 billion of core deposits.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended March 31,
                                                       ----------------------------------------------------------------------
                                                                                   1998                                  1997
                                                       --------------------------------     ---------------------------------
                                                                               INTEREST                              Interest
                                                       AVERAGE       YIELDS/     INCOME/     Average      Yields/      income/
(in millions)                                          BALANCE        RATES     EXPENSE      balance       rates      expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale agreements                    $   428         5.69%     $    6      $   374        5.43%      $    5
Investment securities at fair value (3):
  U.S. Treasury securities                               2,466         6.08          37        2,916        6.04           43
  Securities of U.S. government agencies
    and corporations                                     3,991         6.61          65        6,703        6.41          107
  Private collateralized mortgage obligations            2,180         6.71          37        3,134        6.57           52
  Other securities                                         487         7.36           8          368        6.35            6
                                                      --------                   ------     --------                   ------
      Total investment securities at fair value          9,124         6.53         147       13,121        6.36          208
Loans:
  Commercial                                            20,019         9.13         451       18,406        8.98          409
  Real estate 1-4 family first mortgage                  8,668         7.50         162       10,236        7.41          189
  Other real estate mortgage                            12,138         9.19         275       11,550       10.89          310
  Real estate construction                               2,339         9.66          56        2,299        9.75           55
  Consumer:
    Real estate 1-4 family junior lien mortgage          5,720         9.53         135        6,170        9.30          142
    Credit card                                          4,835        14.98         181        5,330       14.07          188
    Other revolving credit and monthly payment           7,078         9.15         160        8,271        9.27          189
                                                      --------                   ------     --------                   ------
      Total consumer                                    17,633        10.87         476       19,771       10.57          519
  Lease financing                                        4,165         8.73          91        3,079        8.84           68
  Foreign                                                  105         8.33           2          152        7.34            3
                                                      --------                   ------     --------                   ------
        Total loans                                     65,067         9.39       1,513       65,493        9.57        1,553
Other                                                    1,148         7.46          21          706        6.25           11
                                                      --------                   ------     --------                   ------
          Total earning assets                         $75,767         8.99       1,687      $79,694        8.99        1,777
                                                      --------                   ------     --------                   ------
                                                      --------                              --------
FUNDING SOURCES
Deposits:
  Interest-bearing checking                            $ 1,725         1.47           6     $  1,913        1.14            5
  Market rate and other savings                         30,476         2.68         202       34,103        2.55          214
  Savings certificates                                  15,182         5.16         193       15,518        5.05          193
  Other time deposits                                      281         4.90           3          180        3.94            2
  Deposits in foreign offices                              379         5.22           5          559        5.13            7
                                                      --------                   ------     --------                   ------
      Total interest-bearing deposits                   48,043         3.46         409       52,273        3.27          421
Federal funds purchased and securities sold
  under repurchase agreements                            2,984         5.45          40        2,425        5.18           31
Commercial paper and other short-term borrowings           460         5.97           7          230        5.07            2
Senior debt                                              1,912         6.31          30        2,001        6.19           31
Subordinated debt                                        2,578         7.10          46        2,939        6.92           51
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                      1,299         7.80          25        1,251        7.85           25
                                                      --------                   ------     --------                   ------
      Total interest-bearing liabilities                57,276         3.94         557       61,119        3.72          561
Portion of noninterest-bearing funding sources          18,491           --          --       18,575          --           --
                                                      --------                   ------     --------                   ------
        Total funding sources                          $75,767         2.98         557     $ 79,694        2.85          561
                                                      --------                   ------     --------                   ------
                                                      --------                   ------     --------                   ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                                       6.01%     $1,130                     6.14%      $1,216
                                                                       ----      ------                     ----       ------
                                                                       ----      ------                     ----       ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                $ 6,808                              $  9,956
Goodwill                                                 6,990                                 7,306
Other                                                    5,693                                 8,474
                                                      --------                              --------
        Total noninterest-earning assets               $19,491                              $ 25,736
                                                      --------                              --------
                                                      --------                              --------

NONINTEREST-BEARING FUNDING SOURCES

Deposits                                               $22,475                              $ 26,088
Other liabilities                                        2,724                                 4,370
Preferred stockholders' equity                             275                                   548
Common stockholders' equity                             12,508                                13,305
Noninterest-bearing funding sources used to
  fund earning assets                                  (18,491)                              (18,575)
                                                      --------                              --------
        Net noninterest-bearing funding sources        $19,491                              $ 25,736
                                                      --------                              --------
                                                      --------                              --------

TOTAL ASSETS                                           $95,258                              $105,430
                                                      --------                              --------
                                                      --------                              --------
------------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.50%, and 8.27% for the quarters ended March 31, 1998 and 1997, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.66%, and 5.57% for the same quarters, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for investment securities at fair value totaled $9,022 million and $13,116 million for the quarters ended March 31, 1998 and 1997, respectively.
(4) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME

----------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                                       ended March 31,
                                                                 --------------------              %
(in millions)                                                     1998           1997         Change
----------------------------------------------------------------------------------------------------
Fees and commissions:
  Credit card membership and other credit card fees               $ 66           $ 45             47 %
  ATM network fees                                                  44             39             13
  Charges and fees on loans                                         41             31             32
  Debit and credit card merchant fees                               21             22             (5)
  Mutual fund and annuity sales fees                                21             16             31
  All other (1)                                                     62             61              2
                                                                  ----           ----
     Total fees and commissions                                    255            214             19
Service charges on deposit accounts                                208            221             (6)
Trust and investment services income:
  Asset management and custody fees                                 63             61              3
  Mutual fund management fees                                       45             40             13
  All other                                                          6              8            (25)
                                                                  ----           ----
     Total trust and investment services income                    114            109              5
Investment securities gains                                          5              4             25
Income from equity investments accounted for by the:
  Cost method                                                       50             51             (2)
  Equity method                                                     15             16             (6)
Check printing charges                                              18             17              6
Gains on sales of loans                                             36              6            500
Gains (losses) from dispositions of operations                      (3)             7             --
Losses on dispositions of premises and equipment                    (9)           (30)           (70)
All other                                                           37             25             48
                                                                  ----           ----

  Total                                                           $726           $640             13 %
                                                                  ----           ----            ---
                                                                  ----           ----            ---
----------------------------------------------------------------------------------------------------

(1) Includes mortgage loan servicing fees totaling $24 million for purchased mortgage servicing rights and the related amortization expense of $18 million for both quarters presented. (See page 33 for additional information.)

Credit card membership and other credit card fees increased $21 million, or 47%, from the first quarter of 1997 reflecting an industry trend of increased fees.

The increase in trust and investment services income for the first quarter ended March 31, 1998 reflected the growth in assets under management from $57.4 billion at March 31, 1997 to $67.9 billion at March 31, 1998. The majority of this increase was offset by a reduction in income due to the sale of the Corporate Trust business and the Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Trust and investment services income for the first quarter of 1998 generated by the Corporate Trust and Institutional Custody businesses was approximately $.5 million, compared with $11.1 million for the first quarter of 1997. In the fourth quarter of 1997, the Overland Express Funds totaling $5.6 billion were merged into the Stagecoach family of mutual funds. The assets and fees generated are not expected to change significantly as a result of the merging of the two families of funds. The Company managed 37 mutual funds consisting of $24.5 billion of assets at March 31, 1998, compared with 42 mutual funds consisting of $19.6 billion of assets (including 14 Overland Express Funds consisting of $5.2 billion of assets) at March 31, 1997. In addition to managing Stagecoach Funds, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $127 billion and $191 billion at March 31, 1998 and 1997, respectively. The decrease in assets managed and maintained was due to the sale of the Institutional Custody businesses which was substantially completed in the last half of 1997.

The increase in gains on sales of loans is primarily due to gains from the securitization of commercial mortgage loans. The Company expects to complete at least two such securitizations of loans during the remainder of 1998.

At December 31, 1997, the Company had a liability of $48 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with branches not acquired as a result of the acquisition of First Interstate Bancorp (First Interstate) or with First Interstate branches that were identified in the fourth quarter of 1997 for closure in 1998. Of this amount, $21 million represented the balance of the fourth-quarter 1996 accrual related to 32 traditional branches in California and $27 million represented the fourth-quarter 1997 accrual for the disposition of 33 traditional branches located mostly outside of California. Of the total 65 branches, three branches were closed in the first quarter of 1998. The remaining balance of $46 million at March 31, 1998 is for the expected closure of 62 branches by year-end 1998. (See Note 2 to Financial Statements for other, former First Interstate branch dispositions.)

At March 31, 1998, the Company had 920 traditional branches, 546 in-store branches, 376 banking centers and 33 business centers. Motor banking facilities ("motorbanks") were available at 45 of the traditional branches.

NONINTEREST EXPENSE

--------------------------------------------------------------------------------
                                                          Quarter
                                                   ended March 31,
                                              -------------------              %
(in millions)                                 1998           1997         Change
--------------------------------------------------------------------------------
Salaries                                    $  305         $  341            (11)%
Incentive compensation                          53             41             29
Employee benefits                               91             95             (4)
Equipment                                       98             94              4
Net occupancy                                  101            102             (1)
Goodwill                                        81             83             (2)
Core deposit intangible:
  Nonqualifying (1)                             52             54             (4)
  Qualifying                                     8              8             --
Operating losses                                31             42            (26)
Contract services                               65             56             16
Telecommunications                              31             38            (18)
Security                                        22             22             --
Postage                                         19             23            (17)
Outside professional services                   20             15             33
Advertising and promotion                       21             13             62
Stationery and supplies                         14             21            (33)
Travel and entertainment                        16             14             14
Check printing                                  12             15            (20)
Outside data processing                         13             13             --
Foreclosed assets                                5             (9)            --
All other                                       34             36             (6)
                                            ------         ------

  Total                                     $1,092         $1,117             (2)%
                                            ------         ------            ---
                                            ------         ------            ---
--------------------------------------------------------------------------------

(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

Salaries expense decreased $36 million in the first quarter of 1998 due to reduced staff levels. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 32,414 at March 31, 1998, compared with 34,486 at March 31, 1997.

Goodwill and CDI amortization resulting from the acquisition of First Interstate on April 1, 1996 were $72 million and $52 million, respectively, for the quarter ended March 31, 1998, compared with $74 million and $54 million, respectively, for the quarter ended March 31, 1997. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively. The related impact on income tax expense is expected to be a benefit of $81 million, $72 million and $66 million in 1998, 1999 and 2000, respectively.

The Company has determined that a significant number of its computer software applications will need to be reprogrammed or, to a far lesser extent, replaced in order to maintain their functionality as the year 2000 approaches. A comprehensive plan has been developed, with system conversions and testing to be substantially completed by December 31, 1998. Additionally, the Company continues to communicate with significant customers and vendors to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issue. However, it is not possible, at present, to determine the financial effect if significant customer and vendor remediation efforts are not resolved in a timely manner.

Cumulative charges to noninterest expense for incremental costs associated with the Year 2000 issue were approximately $30 million, including approximately $20 million in the first quarter of 1998. The Company currently estimates that it will incur (and expense) additional incremental, out-of-pocket costs in the area of $90 million. Other costs associated with the redeployment of internal systems technology resources to the Year 2000 issue are expected to be significantly less than the incremental costs.


In February 1998, the FASB issued FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which will be effective for the year-end 1998 financial statements. FAS 132 only addresses disclosure issues; it does not address measurement and recognition of pensions and other postretirement benefits. FAS 132 requires the reconciliation of changes in benefit obligation and plan assets for both pensions and other postretirement benefits, showing the effects of the major components separately for each reconciliation. FAS 132 will be adopted at year-end 1998 and is not expected to materially change the Company's current pension and other postretirement disclosures.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended March 31, 1998:


----------------------------------------------------------------------------------------------------
                                                                                       Quarter ended
(in millions)                                                                         March 31, 1998
----------------------------------------------------------------------------------------------------
                                                                         Amortization
                                                              -----------------------
                                                                        Nonqualifying
                                               Reported                  core deposit          "Cash"
                                               earnings       Goodwill     intangible       earnings
----------------------------------------------------------------------------------------------------
Income before income tax expense                  $ 581           $ 81           $ 52          $ 714
   Income tax expense                               266             --             21            287
                                                  -----           ----           ----          -----
Net income                                          315             81             31            427
   Preferred stock dividends                          4             --             --              4
                                                  -----           ----           ----          -----
Net income applicable to common stock             $ 311           $ 81           $ 31          $ 423
                                                  -----           ----           ----          -----
                                                  -----           ----           ----          -----
Earnings per common share                         $3.62           $.94           $.36          $4.92
                                                  -----           ----           ----          -----
                                                  -----           ----           ----          -----
Diluted earnings per common share                 $3.58           $.94           $.36          $4.88
                                                  -----           ----           ----          -----
                                                  -----           ----           ----          -----
----------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended March 31, 1998 were calculated as follows:

----------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended
(in millions)                                                                               March 31, 1998
----------------------------------------------------------------------------------------------------------
                                             ROA:           A*/ (C-E) =    1.98%
                                             ROE:           B*/ (D-E) =   37.46%
                                             Efficiency:    (F-G) / H =   51.72%

Net income                                                                                     $   427 (A)
Net income applicable to common stock                                                              423 (B)
Average total assets                                                                            95,258 (C)
Average common stockholders' equity                                                             12,508 (D)
Average goodwill ($6,990) and after-tax nonqualifying core deposit intangible ($944)             7,934 (E)
Noninterest expense                                                                              1,092 (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                        133 (G)
Net interest income plus noninterest income                                                      1,853 (H)
----------------------------------------------------------------------------------------------------------

*  Annualized

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows on page 5 for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following table provides the cost and fair value for the major components of available-for-sale securities carried at fair value:



--------------------------------------------------------------------------------------------------------------
                                                      MARCH 31,            December 31,               March 31,
                                                          1998                    1997                    1997
                                            ------------------      ------------------     -------------------
                                                     ESTIMATED               Estimated               Estimated
                                                          FAIR                    fair                    fair
(in millions)                                 COST       VALUE        Cost       value        Cost       value
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                    $2,243      $2,258      $2,535      $2,549     $ 2,847     $ 2,830
Securities of U.S. government
   agencies and corporations (1)             3,731       3,766       4,390       4,425       6,423       6,388
Private collateralized mortgage
   obligations (2)                           2,166       2,175       2,390       2,396       3,102       3,065
Other                                          399         407         441         453         310         309
                                           -------      ------     -------     -------     -------     -------
   Total debt securities                     8,539       8,606       9,756       9,823      12,682      12,592
Marketable equity securities                    43          70          40          65          18          42
                                           -------      ------     -------     -------     -------     -------

   Total                                    $8,582      $8,676      $9,796      $9,888     $12,700     $12,634
                                           -------      ------     -------     -------     -------     -------
                                           -------      ------     -------     -------     -------     -------
--------------------------------------------------------------------------------------------------------------

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The available-for-sale portfolio includes both debt and marketable equity securities. At March 31, 1998, the available-for-sale securities portfolio had an unrealized net gain of $94 million, or less than 2% of the cost of the portfolio, comprised of unrealized gross gains of $107 million and unrealized gross losses of $13 million. At December 31, 1997, the available-for-sale securities portfolio had an unrealized net gain of $92 million, comprised of unrealized gross gains of $112 million and unrealized gross losses of $20 million. At March 31, 1997, the available-for-sale securities portfolio had an unrealized net loss of $66 million, comprised of unrealized gross losses of $120 million and unrealized gross gains of $54 million. The unrealized net gain or loss on available-for-sale securities is included as a separate component of cumulative other comprehensive income in stockholders' equity. At March 31, 1998, the amount included in cumulative other comprehensive income on a net of tax basis was an unrealized net gain of $56 million, compared with an unrealized net gain of $55 million at December 31, 1997 and an unrealized net loss of $40 million at March 31, 1997.

The major portion of the unrealized net gain in the available-for-sale portfolio at March 31, 1998 was due to investments in mortgage-backed securities. This unrealized net gain reflected current interest rates that were lower than those at the time the investments were purchased. The Company may decide to sell certain of the available-for-sale securities to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

Realized gross gains resulting from the sale of available-for-sale securities were $5 million and $4 million in the first three months of 1998 and 1997, respectively. Realized gross losses in both periods were zero.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

------------------------------------------------------------------------------------------------------
                                                                                        March 31, 1998
                                ----------------------------------------------------------------------
                                                                 Expected remaining principal maturity
                                ----------------------------------------------------------------------
                                                         Weighted
                                                          average
                                                         expected                       After one year
                                          Weighted      remaining  Within one year  through five years
                                   Total   average       maturity  ---------------  ------------------
(in millions)                     amount     yield  (in yrs.-mos.)   Amount  Yield      Amount   Yield
--------------------------------------------------------------------------------------------------------
U.S. Treasury securities          $2,243      6.07%           1-2    $1,063   5.80%     $1,179    6.32%
Securities of U.S. government
   agencies and corporations       3,731      6.69            2-3     1,631   6.93       1,703    6.50
Private collateralized mortgage
   obligations                     2,166      6.70            1-6     1,063   6.90       1,036    6.34
Other                                399      8.01            4-2        52   7.04         212    7.61
                                  ------                             ------             ------

TOTAL COST OF DEBT SECURITIES(1)  $8,539      6.59%          1-10    $3,809   6.61%     $4,130    6.47%
                                  ------      ----           ----    ------   ----      ------    ----
                                  ------      ----           ----    ------   ----      ------    ----
ESTIMATED FAIR VALUE              $8,606                             $3,826             $4,169
                                  ------                             ------             ------
                                  ------                             ------             ------
------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------
                                                        March 31, 1998
                                --------------------------------------
                                 Expected remaining principal maturity
                                --------------------------------------


                                  After five years
                                 through ten years     After ten years
                                 -----------------     ---------------
(in millions)                      Amount    Yield       Amount  Yield
----------------------------------------------------------------------
U.S. Treasury securities             $  1     6.70%         $--     --%
Securities of U.S. government
   agencies and corporations          330     6.81           67   5.24
Private collateralized mortgage
   obligations                         64     8.14            3  29.96
Other                                 117     8.91           18   9.67
                                     ----                   ---

TOTAL COST OF DEBT SECURITIES(1)     $512     7.46%         $88   6.99%
                                     ----     ----          ---   ----
                                     ----     ----          ---   ----
ESTIMATED FAIR VALUE                 $519                   $92
                                     ----                   ---
                                     ----                   ---
----------------------------------------------------------------------

 (1) The weighted average yield is computed using the amortized cost of available-for-sale securities carried at fair value.


The weighted average expected remaining maturity of the debt securities portfolio was 1 year and 10 months at March 31, 1998, compared with 1 year and 11 months at December 31, 1997 and 2 years and 3 months at March 31, 1997. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At March 31, 1998, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and substantially all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $5,941 million, or 68%, of the Company's investment securities portfolio at March 31, 1998. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $5,941 million to $5,751 million and the expected remaining maturity of these securities would increase from 1 year and 11 months to 2 years and 4 months.

LOAN PORTFOLIO

------------------------------------------------------------------------------------------------------------
                                                                                                    % Change
                                                                                          Mar. 31, 1998 from
                                                                                        --------------------
                                                     MAR. 31,    Dec. 31,    Mar. 31,    Dec. 31,    Mar. 31,
(in millions)                                           1998        1997        1997        1997        1997
------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                    $20,424     $20,144     $19,025           1%          7%
Real estate 1-4 family first mortgage                  8,349       8,869      10,032          (6)        (17)
Other real estate mortgage (3)                        11,722      12,186      11,497          (4)          2
Real estate construction                               2,383       2,320       2,243           3           6
Consumer:
   Real estate 1-4 family junior lien mortgage         5,588       5,865       6,112          (5)         (9)
   Credit card                                         4,675       5,039       5,232          (7)        (11)
   Other revolving credit and monthly payment          6,982       7,185       7,984          (3)        (13)
                                                     -------     -------     -------
     Total consumer                                   17,245      18,089      19,328          (5)        (11)
Lease financing                                        4,274       4,047       3,152           6          36
Foreign                                                  107          79         159          35         (33)
                                                     -------     -------     -------
     Total loans (net of unearned income,
       including net deferred loan fees,
       of $833, $832 and $598)                       $64,504     $65,734     $65,436          (2)%        (1)%
                                                     -------     -------     -------         ---          --
                                                     -------     -------     -------         ---          --
------------------------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $1,805 million, $1,772 million and $968 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,432 million, $1,599 million and $1,282 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.
(3) Includes agricultural loans that are secured by real estate of $338 million, $343 million and $332 million at March 31, 1998,
     December 31, 1997 and March 31, 1997, respectively.



The table below presents comparative period-end commercial real estate loans.


------------------------------------------------------------------------------------------------------------
                                                                                                    % Change
                                                                                          Mar. 31, 1998 from
                                                                                        --------------------
                                                     MAR. 31,    Dec. 31,    Mar. 31,    Dec. 31,    Mar. 31,
(in millions)                                           1998        1997        1997        1997        1997
------------------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)                    $ 1,805     $ 1,772     $   968           2%         86%
Other real estate mortgage                            11,722      12,186      11,497          (4)          2
Real estate construction                               2,383       2,320       2,243           3           6
                                                     -------     -------     -------
     Total                                           $15,910     $16,278     $14,708          (2)%         8%
                                                     -------     -------     -------          --         ---
                                                     -------     -------     -------          --         ---

Nonaccrual loans                                     $   236     $   252     $   330          (6)%       (28)%
                                                     -------     -------     -------          --         ---
                                                     -------     -------     -------          --         ---

Nonaccrual loans as a % of total                         1.5%        1.5%        2.2%
                                                     -------     -------     -------
                                                     -------     -------     -------
------------------------------------------------------------------------------------------------------------

(1)   Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

------------------------------------------------------------------------------------
                                                     MAR. 31,    Dec. 31,    Mar. 31,
(in millions)                                           1998        1997        1997
------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)(3)                                    $163        $155        $199
   Real estate 1-4 family first mortgage                  89         104          97
   Other real estate mortgage (4)                        208         228         306
   Real estate construction                               28          23          24
   Consumer:
      Real estate 1-4 family junior lien mortgage         12          17          16
      Other revolving credit and monthly payment           3           1           1
   Lease financing                                        --          --           2
                                                        ----        ----        ----
      Total nonaccrual loans (5)                         503         528         645
Restructured loans (6)                                     9           9          10
                                                        ----        ----        ----
Nonaccrual and restructured loans                        512         537         655
As a percentage of total loans                            .8%         .8%        1.0%

Foreclosed assets                                        155         158         207
Real estate investments (7)                                4           4           5
                                                        ----        ----        ----
Total nonaccrual and restructured loans
   and other assets                                     $671        $699        $867
                                                        ----        ----        ----
                                                        ----        ----        ----
------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of none, $1 million and none at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.
(3) Includes agricultural loans of $12 million, $13 million and $18 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.
(4) Includes agricultural loans secured by real estate of $13 million, $13 million and $10 million at March 31, 1998, December 31, 1997 and
     March 31, 1997, respectively.
(5) Of the total nonaccrual loans, $313 million, $321 million and $419 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $23 million, $23 million and $50 million at March
     31, 1998, December 31, 1997 and March 31, 1997 that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $23 million, $23 million and $50 million were considered impaired under FAS 114 at March 31, 1998, December 31, 1997 and March 31, 1997.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled
     $162 million, $172 million and $158 million at March 31, 1998,
     December 31, 1997 and March 31, 1997, respectively.


The table below summarizes the changes in total nonaccrual loans.

------------------------------------------------------------------------
                                                    MARCH 31,   March 31,
(in millions)                                           1998        1997
------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                           $528        $714
New loans placed on nonaccrual                            66         107
Charge-offs                                               (2)        (52)
Payments                                                 (83)       (120)
Transfers to foreclosed assets                            (3)         (1)
Loans returned to accrual                                 (3)         (3)
                                                        ----        ----

BALANCE, END OF QUARTER                                 $503        $645
                                                        ----        ----
                                                        ----        ----
------------------------------------------------------------------------

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

The average recorded investment in impaired loans was $333 million during the first quarter of 1998 and $480 million during the first quarter of 1997. Total interest income recognized on impaired loans was $3 million during the first quarter of 1998 and $5 million during the first quarter of 1997. The interest income for all periods was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category at March 31, 1998, December 31, 1997 and March 31, 1997:


------------------------------------------------------------------------------------
                                                     MAR. 31,    Dec. 31,    Mar. 31,
(in millions)                                           1998        1997        1997
------------------------------------------------------------------------------------
Commercial                                              $108        $103        $122
Real estate 1-4 family first mortgage                      2           2           2
Other real estate mortgage (1)                           196         216         320
Real estate construction                                  27          22          23
Other                                                      3           1           2
                                                        ----        ----        ----

    Total (2)                                           $336        $344        $469
                                                        ----        ----        ----
                                                        ----        ----        ----

Impairment measurement based on:
     Collateral value method                            $250        $256        $362
     Discounted cash flow method                          62          61          79
     Historical loss factors                              24          27          28
                                                        ----        ----        ----
                                                        $336        $344        $469
                                                        ----        ----        ----
                                                        ----        ----        ----
------------------------------------------------------------------------------------

(1) Includes accruing loans of $23 million, $23 million and $50 million purchased at a steep discount at March 31, 1998, December 31, 1997 and March 31, 1997 whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $24 million, $27 million and $28 million of impaired loans (with a related FAS 114 allowance of $2 million) at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

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

The table below summarizes the changes in foreclosed assets.

------------------------------------------------------------------------
                                                    MARCH 31,   March 31,
(in millions)                                           1998        1997
------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                           $158        $219
Additions                                                 20          25
Sales                                                    (23)        (34)
Charge-offs                                               (2)         (3)
Write-downs                                               (2)         (1)
Other                                                      4           1
                                                        ----        ----

BALANCE, END OF QUARTER                                 $155        $207
                                                        ----        ----
                                                        ----        ----
------------------------------------------------------------------------

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

------------------------------------------------------------------------------------
                                                     MAR. 31,    Dec. 31,    Mar. 31,
(in millions)                                           1998        1997        1997
------------------------------------------------------------------------------------
Commercial                                              $ 13        $  8        $ 29
Real estate 1-4 family first mortgage                     38          35          45
Other real estate mortgage                                 7           5          28
Real estate construction                                  --           1           3
Consumer:
   Real estate 1-4 family junior lien mortgage            40          42          32
   Credit card                                           135         133         139
   Other revolving credit and monthly payment             13          19          20
                                                        ----        ----        ----
     Total consumer                                      188         194         191
                                                        ----        ----        ----
   Total                                                $246        $243        $296
                                                        ----        ----        ----
                                                        ----        ----        ----
------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

------------------------------------------------------------------------
                                                  Quarter ended March 31,
                                                 -----------------------
(in millions)                                           1998        1997
------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                         $1,828      $2,018

Provision for loan losses                                180         105

Loan charge-offs:
   Commercial (1)                                        (49)        (69)
   Real estate 1-4 family first mortgage                  (4)         (5)
   Other real estate mortgage                             --          (8)
   Real estate construction                               (1)         (1)
   Consumer:
     Real estate 1-4 family junior lien mortgage          (3)         (6)
     Credit card                                        (118)       (115)
     Other revolving credit and monthly payment          (55)        (56)
                                                      ------      ------
       Total consumer                                   (176)       (177)
   Lease financing                                       (11)        (10)
                                                      ------      ------
         Total loan charge-offs                         (241)       (270)
                                                      ------      ------

Loan recoveries:
   Commercial (2)                                         19          13
   Real estate 1-4 family first mortgage                   3           1
   Other real estate mortgage                              9          22
   Real estate construction                               --           1
   Consumer:
     Real estate 1-4 family junior lien mortgage           2           2
     Credit card                                          11          11
     Other revolving credit and monthly payment           16          16
                                                      ------      ------
       Total consumer                                     29          29
   Lease financing                                         3           3
                                                      ------      ------
         Total loan recoveries                            63          69
                                                      ------      ------
          Total net loan charge-offs                    (178)       (201)
                                                      ------      ------

BALANCE, END OF QUARTER                               $1,830      $1,922
                                                      ------      ------
                                                      ------      ------
Total net loan charge-offs as a percentage
   of average loans (annualized)                        1.11%       1.23%
                                                      ------      ------
                                                      ------      ------

Allowance as a percentage of total loans                2.84%       2.94%
                                                      ------      ------
                                                      ------      ------
------------------------------------------------------------------------

(1) There were no charge-offs of loans (primarily unsecured) to real estate developers and REITs for either quarter presented.
(2) Includes recoveries from loans (primarily unsecured) to real estate developers and REITs of none and $1 million in the quarters ended March 31, 1998 and 1997, respectively.

The table below presents net charge-offs by loan category.


------------------------------------------------------------------------------------------------
                                                                          Quarter ended March 31,
                                                      ------------------------------------------
                                                                    1998                    1997
                                                      --------------------   -------------------
                                                                    % OF                    % of
                                                                 AVERAGE                 average
(in millions)                                         AMOUNT     LOANS(1)     Amount     loans(1)
------------------------------------------------------------------------------------------------
Commercial                                              $ 30         .61%       $ 56        1.17%
Real estate 1-4 family first mortgage                      1         .08           4         .16
Other real estate mortgage                                (9)       (.28)        (14)       (.47)
Real estate construction                                   1         .07          --          --
Consumer:
  Real estate 1-4 family junior lien mortgage              1         .11           4         .26
  Credit card                                            107        8.95         104        7.92
  Other revolving credit and monthly payment              39        2.16          40        1.94
                                                        ----                    ----
    Total consumer                                       147        3.36         148        3.05
Lease financing                                            8         .83           7         .86
                                                        ----                    ----

  Total net loan charge-offs                            $178        1.11%       $201        1.23%
                                                        ----        ----        ----        ----
                                                        ----        ----        ----        ----
-------------------------------------------------------------------------------------------------

(1)  Calculated on an annualized basis.

The commercial loan category includes net charge-offs for the commercial loan component of small business loans of $33 million (or 3.31% of average small business loans in this category), compared with $34 million (or 3.43%) in the fourth quarter of 1997 and $19 million (or 2.18%) in the first quarter of 1997. During the last half of 1997, the period of charging off past due loans for the Business Direct product within this portfolio was changed from 180 to 120 days. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

The largest category of net charge-offs in the first quarter of 1998 and 1997 was credit card loans, comprising 60% and 52%, respectively, of total net charge-offs. During the first quarter of 1998, credit card gross charge-offs due to bankruptcies were $46 million, or 39%, of total credit card gross charge-offs, compared with $46 million, or 40%, in the fourth quarter of 1997 and $45 million, or 39%, in the first quarter of 1997. In addition, credit card loans 30 to 89 days past due and still accruing totaled $154 million at March 31, 1998, compared with $173 million at December 31, 1997 and $189 million at March 31, 1997. The total amount of credit card charge-offs is expected to decline modestly over the remainder of 1998 compared to prior year levels. However, due to run-off in portfolio outstandings, the percentage of net charge-offs to average credit card loans is expected to continue for the remainder of 1998 at a level consistent with or slightly higher than prior year levels.

The Company considers the allowance for loan losses of $1,830 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at March 31, 1998. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $180 million provision in the first quarter of 1998. To maintain the allowance at its approximate current level, the Company anticipates that it will continue to make a provision for loan losses of about $180 million for each quarter of 1998, which is expected to approximate net charge-offs.

OTHER ASSETS

---------------------------------------------------------------------------------------
                                                    MARCH 31,   December 31,   March 31,
(in millions)                                           1998           1997        1997
---------------------------------------------------------------------------------------
Nonmarketable equity investments                      $1,125         $1,113      $1,090
Trading assets                                           791            815         230
Net deferred tax asset                                   175            209         540
Certain identifiable intangible assets                   482            479         493
Foreclosed assets                                        155            158         207
Other                                                  1,074          1,175       2,186
                                                      ------         ------      ------

          Total other assets                          $3,802         $3,949      $4,746
                                                      ------         ------      ------
                                                      ------         ------      ------
---------------------------------------------------------------------------------------

Income from nonmarketable equity investments accounted for using the cost method was $50 million and $51 million in the first quarter of 1998 and 1997, respectively.

Trading assets consist predominantly of securities, including corporate debt and U.S. government agency obligations. Gains from trading assets were $20 million and $16 million in the first quarter of 1998 and 1997, respectively.

The Company estimates that approximately $170 million of the $175 million net deferred tax asset at March 31, 1998 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $5 million primarily relates to net deductions that are expected to reduce future state taxable income. The Company believes that it is more likely than not that it will have sufficient future state taxable income to fully utilize these deductions. The amount of the total deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

Included in certain identifiable intangible assets were purchased mortgage servicing rights of $303 million, $292 million and $287 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. In April 1998, Wells Fargo entered into a letter of intent to sell its mortgage servicing business to GMAC Mortgage Corporation. The transaction is anticipated to close in the second quarter, although there is no assurance that the transaction will be completed.

The other identifiable intangible assets included in other assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $6 million and $7 million for the quarters ended March 31, 1998 and 1997, respectively.

DEPOSITS

---------------------------------------------------------------------------------------
                                                    MARCH 31,   December 31,   March 31,
(in millions)                                           1998           1997        1997
---------------------------------------------------------------------------------------
Noninterest-bearing                                  $24,421        $23,953     $25,337
Interest-bearing checking                              2,412          2,155       2,350
Market rate and other savings                         30,121         29,940      33,055
Savings certificates                                  15,087         15,349      15,414
                                                     -------        -------     -------
   Core deposits                                      72,041         71,397      76,156
Other time deposits                                      223            205         173
Deposits in foreign offices                               52            597          98
                                                     -------        -------     -------

     Total deposits                                  $72,316        $72,199     $76,427
                                                     -------        -------     -------
                                                     -------        -------     -------
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

The decrease in the Company's total RBC ratio at March 31, 1998 compared with March 31, 1997 was primarily due to a decrease in subordinated debt. The increase in the Company's leverage ratio at March 31, 1998 compared with March 31, 1997 was predominantly due to a decrease in quarterly average total assets.

The table below presents the Company's risk-based capital and leverage ratios.



------------------------------------------------------------------------------------------
                                                               MAR. 31,  Dec. 31,  Mar. 31,
(in billions)                                                     1998      1997      1997
------------------------------------------------------------------------------------------
Tier 1:
   Common stockholders' equity                                   $12.5     $12.6     $13.2
   Preferred stock                                                  .3        .3        .4
   Guaranteed preferred beneficial interests in
     Company's subordinated debentures                             1.3       1.3       1.2
   Goodwill and other deductions (1)                              (8.0)     (8.1)     (8.4)
                                                                 -----     -----     -----
     Total Tier 1 capital                                          6.1       6.1       6.4
                                                                 -----     -----     -----
Tier 2:
   Preferred securities in excess of Tier 1 limitation              --        --        .1
   Mandatory convertible debt                                       .1        .1        .2
   Subordinated debt and unsecured senior debt                     1.9       2.0       2.2
   Allowance for loan losses allowable in Tier 2                   1.0       1.0       1.0
                                                                 -----     -----     -----
     Total Tier 2 capital                                          3.0       3.1       3.5
                                                                 -----     -----     -----


       Total risk-based capital                                  $ 9.1     $ 9.2     $ 9.9
                                                                 -----     -----     -----
                                                                 -----     -----     -----


Risk-weighted balance sheet assets                               $75.9     $77.6     $79.0
Risk-weighted off-balance sheet items:
   Commitments to make or purchase loans                           9.4       9.4      10.1
   Standby letters of credit                                       1.5       1.6       1.7
   Other                                                           1.1        .7        .6
                                                                 -----     -----     -----
     Total risk-weighted off-balance sheet items                  12.0      11.7      12.4
                                                                 -----     -----     -----
Goodwill and other deductions (1)                                 (8.0)     (8.1)     (8.4)
Allowance for loan losses not included in Tier 2                   (.8)      (.8)      (.9)
                                                                 -----     -----     -----


       Total risk-weighted assets                                $79.1     $80.4     $82.1
                                                                 -----     -----     -----
                                                                 -----     -----     -----

Risk-based capital ratios:
   Tier 1 capital (4% minimum requirement)                        7.76%     7.61%     7.80%
   Total capital (8% minimum requirement)                        11.58     11.49     12.05


Leverage ratio (3% minimum requirement) (2)                       7.04%     6.95%     6.61%

------------------------------------------------------------------------------------------

(1)  Other deductions include CDI acquired after February 1992 (nonqualifying
     CDI) and the unrealized net gain (loss) on available-for-sale investment securities carried at fair value.
(2) Tier 1 capital divided by quarterly average total assets (excluding goodwill, nonqualifying CDI and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At March 31, 1998, the Bank had a Tier 1 RBC ratio of 8.23%, a combined Tier 1 and Tier 2 ratio of 11.27% and a leverage ratio of 7.06%.

MARKET RISKS

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. The Company refers to this type of risk as "term structure risk." There is, however, another source of interest rate risk which results from changing spreads between asset and liability rates. The Company calls this type of risk "basis risk;" it is the Company's main source of interest rate risk and is significantly more difficult to quantify and manage than term structure risk.

The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates in the other-than-trading portfolio. The Company's net interest income simulation includes all other-than-trading financial assets, financial liabilities, derivative financial instruments and leases where the Company is the lessor. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. This simulation measures both the term structure risk and the basis risk in the Company's positions. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to prepay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled directly in the simulation either through the use of option pricing models, in the case of caps and floors on loans, or through statistical analysis of historical customer behavior, in the case of mortgage loan prepayments or non-maturity deposits.

The Company uses four standard scenarios - rates unchanged, expected rates, high rates and low rates - in analyzing interest rate sensitivity. The expected scenario is based on the Company's projected future interest rates, while the high-rate and low-rate scenarios cover 90% probable upward and downward rate movements based on the Company's own interest rate models.

The current interest rate risk limit using the net interest income simulation allows up to 30 basis points (.30%) of sensitivity in the expected average net interest margin over the next 12 months. As of March 31, 1998, the simulation showed a decline in the net interest margin of 6 basis points (.06%, or $46 million decline in net interest income over the next 12 months) for the low-rate scenario case relative to the expected case.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures indicated by the net interest income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rates on their funding sources.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at March 31, 1998 and December 31, 1997.

----------------------------------------------------------------------------------------------------------------------------------
                                                                       MARCH 31, 1998                            December 31, 1997
                                            -----------------------------------------    -----------------------------------------
                                            NOTIONAL OR         CREDIT      ESTIMATED    Notional or         Credit      Estimated
                                            CONTRACTUAL           RISK           FAIR    contractual           risk           fair
(in millions)                                    AMOUNT      AMOUNT (2)         VALUE         amount      amount (2)         value
----------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
     Swaps (1)                                  $20,242           $232           $161        $16,301           $233           $174
     Futures                                      5,765             --             --          6,259             --             --
     Floors purchased (1)                        21,785             67             67         20,727             63             63
     Caps purchased (1)                             226              1              1            240              1              1
     Options purchased                               49             --             --             42             --             --

  Foreign exchange contracts:
     Forwards (1)                                   113              1              1             57              1              1


CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
     Swaps (1)                                    3,628             17              4          3,158             13              4
     Futures                                      3,655             --             --          2,387             --             --
     Floors purchased (1)                         1,083             16             16          1,141             13             13
     Caps purchased (1)                           2,732              4              4          2,836              8              8
     Floors written                               1,066             --            (16)         1,122             --            (13)
     Caps written                                 2,715             --             (5)         2,871             --             (8)
     Options purchased(1)                            --             --             --             37             --             --
     Options written(1)                              --             --             --             27             --             --
     Forwards (1)                                    63              1              1             59              2              2


  Foreign exchange contracts:
     Forwards and spots (1)                       2,641             29              3          1,853             29              3
     Options purchased (1)                           93              2              2            110             --             --
     Options written                                 78             --             (2)           110             --             --

----------------------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these or the underlying financial instruments.
(2) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

     The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps and interest rate swap agreements. The contractual or notional amounts of derivatives do not represent amounts exchanged by the parties and therefore are not a measure of exposure through the use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. The contractual or notional amounts do not represent exposure to liquidity risk. The Company is not a dealer but an end-user of these instruments and does not use them speculatively. The Company also offers contracts to its customers, but offsets such contracts by purchasing other financial contracts or uses the contracts for asset/liability management.

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

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration with the Securities and Exchange Commission (SEC) that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. As of March 31, 1998, the Company had issued $.2 billion of preferred stock and $.7 billion of medium-term notes under this shelf registration, with $2.6 billion of securities remaining unissued.

In 1996, the Company also filed a universal shelf registration statement with the SEC that allowed for the issuance of $750 million of senior and subordinated debt, preferred stock and common stock of the Company and preferred securities of special purpose subsidiary trusts. The registration allows each special purpose subsidiary to issue trust preferred securities which qualify as Tier 1 capital of the Company for regulatory purposes. As of March 31, 1998, the Company had issued $550 million of trust preferred securities and $200 million remained unissued under this shelf registration. In April 1998, the Company issued $200 million of subordinated debt under this shelf registration.

                            PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on April 21, 1998.

          (b) Each of the persons named in the Proxy Statement as a nominee for director was elected; and the selection of KPMG Peat Marwick LLP as the Company's independent auditors for 1998 was ratified. The following are the voting results on each of the matters:

                                                            Against
                                                   For  or Withheld  Abstentions
                                            ----------  -----------  -----------
               (1)  Election of Directors
                    H. Jesse Arnelle        73,362,414      451,992           --
                    Michael R. Bowlin       69,896,713    3,917,693           --
                    Edward M. Carson        73,398,818      415,588           --
                    William S. Davila       73,369,374      445,032           --
                    Rayburn S. Dezember     73,402,576      411,830           --
                    Paul Hazen              73,371,578      442,828           --
                    Robert K. Jaedicke      73,378,075      436,331           --
                    Thomas L. Lee           73,411,091      403,315           --
                    Philip J. Quigley       69,925,293    3,889,113           --
                    Donald B. Rice          69,935,962    3,878,444           --
                    Susan G. Swenson        69,901,427    3,912,979           --
                    Daniel M. Tellep        69,905,662    3,908,744           --
                    Chang-Lin Tien          73,384,846      429,560           --
                    John A. Young           69,921,081    3,893,325           --

               (2)  Ratification of KPMG
                    Peat Marwick LLP as
                    independent auditors
                    for 1998.               73,473,967      232,104      108,335

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                          3(ii)  By-Laws

                          4 The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of securities of the Company.

                         11      Computation of Earnings Per Common Share

                         27      Financial Data Schedule

                         99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were
                                 1.98 and 2.06 for the quarters ended March 31, 1998 and 1997, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.21 and 4.66 for the quarters ended March 31, 1998 and 1997, respectively.

                           (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were
                                 1.96 and 2.00 for the quarters ended March 31, 1998 and 1997, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were
                                 4.05 and 4.20 for the quarters ended March 31, 1998 and 1997, respectively.

                    (b) The Company filed the following reports on Form 8-K during the first quarter of 1998 and through the date hereof:

                         (1) January 20, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter and year ended December 31, 1997

                         (2) March 20, 1998 under Item 5, providing information about the beneficial ownership by Oppenheimer Capital of the Common Stock of the Company

                         (3) April 3, 1998 under Item 5, announcing that on April 2, 1998 Wells Fargo Bank, N.A. and GMAC Mortgage Corporation entered into a letter of intent with respect to the acquisition by GMAC Mortgage of Wells Fargo's mortgage servicing business

                         (4) April 21, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended March 31, 1998


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.

                         WELLS FARGO & COMPANY


                         By:  FRANK A. MOESLEIN
                              -----------------------------------------
                              Frank A. Moeslein
                              Executive Vice President and Controller
                              (Principal Accounting Officer)