Form 10-Q
period 1998-06-30
WELLS FARGO & CO
filed 1998-08-13
CIK 105598

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    --------------

                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1998      Commission file number 1-6214

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

                                                     Shares Outstanding
                                                        July 31, 1998
                                                     ------------------
     Common stock, $5 par value                        85,136,765

                                  FORM 10-Q
                             TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial Statements
          Consolidated Statement of Income . . . . . . . . . . . . . . .    2
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . .    3
          Consolidated Statement of Changes in Stockholders' Equity. . .    4
          Consolidated Statement of Cash Flows . . . . . . . . . . . . .    5
          Note to Financial Statements . . . . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
          Summary Financial Data . . . . . . . . . . . . . . . . . . . .    7
          Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
          Proposed Merger with Norwest Corporation . . . . . . . . . . .   10
          Line of Business Results . . . . . . . . . . . . . . . . . . .   11
          Earnings Performance . . . . . . . . . . . . . . . . . . . . .   17
            Net Interest Income. . . . . . . . . . . . . . . . . . . . .   17
            Noninterest Income . . . . . . . . . . . . . . . . . . . . .   21
            Noninterest Expense. . . . . . . . . . . . . . . . . . . . .   23
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI . .   25
          Balance Sheet Analysis . . . . . . . . . . . . . . . . . . . .   26
            Investment Securities. . . . . . . . . . . . . . . . . . . .   26
            Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . .   28
              Commercial real estate . . . . . . . . . . . . . . . . . .   28
            Nonaccrual and Restructured Loans and Other Assets . . . . .   29
              Changes in total nonaccrual loans. . . . . . . . . . . . .   29
              Changes in foreclosed assets . . . . . . . . . . . . . . .   32
              Loans 90 days past due and still accruing. . . . . . . . .   32
            Allowance for Loan Losses. . . . . . . . . . . . . . . . . .   33
            Other Assets . . . . . . . . . . . . . . . . . . . . . . . .   35
            Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .   36
            Capital Adequacy/Ratios. . . . . . . . . . . . . . . . . . .   36
            Derivative Financial Instruments . . . . . . . . . . . . . .   38
            Liquidity Management . . . . . . . . . . . . . . . . . . . .   39

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . .   40

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   41

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43

-----------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Wells Fargo & Company (the Company) cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, customer disintermediation, technology changes (including the Year 2000 issue) and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

                                           PART I - FINANCIAL INFORMATION

                                       WELLS FARGO & COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------------------------------------
                                                                         Quarter                    Six months
                                                                   ended June 30,                ended June 30,
                                                           ---------------------         ---------------------
(in millions)                                                1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
  purchased under resale agreements                        $   10         $    6         $   16         $   11
Investment securities                                         130            190            275            398
Loans                                                       1,515          1,507          3,027          3,057
Other                                                          21             13             43             24
                                                           ------         ------         ------         ------
     Total interest income                                  1,676          1,716          3,361          3,490
                                                           ------         ------         ------         ------
INTEREST EXPENSE
Deposits                                                      403            429            811            851
Federal funds purchased and securities sold under
  repurchase agreements                                        20             34             61             65
Commercial paper and other short-term borrowings                4              3             11              6
Senior and subordinated debt                                   73             78            148            159
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                            25             25             51             50
                                                           ------         ------         ------         ------
     Total interest expense                                   525            569          1,082          1,131
                                                           ------         ------         ------         ------
NET INTEREST INCOME                                         1,151          1,147          2,279          2,359
Provision for loan losses                                     170            140            350            245
                                                           ------         ------         ------         ------
Net interest income after provision for loan losses           981          1,007          1,929          2,114
                                                           ------         ------         ------         ------
NONINTEREST INCOME
Fees and commissions                                          272            234            527            448
Service charges on deposit accounts                           222            214            430            434
Trust and investment services income                          114            112            228            221
Investment securities gains                                    18              3             23              7
Other                                                         109            116            252            209
                                                           ------         ------         ------         ------
     Total noninterest income                                 735            679          1,460          1,319
                                                           ------         ------         ------         ------
NONINTEREST EXPENSE
Salaries                                                      303            316            608            656
Incentive compensation                                         61             49            114             89
Employee benefits                                              80             81            171            176
Equipment                                                     100             98            197            192
Net occupancy                                                  98             95            199            196
Goodwill                                                       81             81            162            164
Core deposit intangible                                        57             67            117            129
Operating losses                                               25            180             56            222
Other                                                         292            279            565            539
                                                           ------         ------         ------         ------
     Total noninterest expense                              1,097          1,246          2,189          2,363
                                                           ------         ------         ------         ------
INCOME BEFORE INCOME TAX EXPENSE                              619            440          1,200          1,070
Income tax expense                                            282            212            548            502
                                                           ------         ------         ------         ------
NET INCOME                                                 $  337         $  228         $  652         $  568
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
NET INCOME APPLICABLE TO COMMON STOCK                      $  333         $  222         $  643         $  551
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
EARNINGS PER COMMON SHARE                                  $ 3.91         $ 2.49         $ 7.52         $ 6.12
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
DILUTED EARNINGS PER COMMON SHARE                          $ 3.87         $ 2.47         $ 7.45         $ 6.06
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
DIVIDENDS DECLARED PER COMMON SHARE                        $ 1.30         $ 1.30         $ 2.60         $ 2.60
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
Average common shares outstanding                            85.2           89.0           85.5           89.9
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
Diluted average common shares outstanding                    86.1           89.9           86.4           90.9
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
--------------------------------------------------------------------------------------------------------------

                                   WELLS FARGO & COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------
                                                          JUNE 30,   December 31,       June 30,
(in millions)                                                1998           1997           1997
-----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $ 7,130        $ 8,169       $  8,037
Federal funds sold and securities
  purchased under resale agreements                           590             82            224
Securities available for sale                               8,449          9,888         11,530

Loans                                                      64,320         65,734         65,689
Allowance for loan losses                                   1,835          1,828          1,850
                                                          -------        -------       --------
     Net loans                                             62,485         63,906         63,839
                                                          -------        -------       --------

Due from customers on acceptances                              88             98             97
Accrued interest receivable                                   466            507            519
Premises and equipment, net                                 2,017          2,117          2,262
Core deposit intangible                                     1,592          1,709          1,835
Goodwill                                                    6,837          7,031          7,231
Other assets                                                3,546          3,949          4,606
                                                          -------        -------       --------
     Total assets                                         $93,200        $97,456       $100,180
                                                          -------        -------       --------
                                                          -------        -------       --------
LIABILITIES
Noninterest-bearing deposits                              $23,411        $23,953       $ 24,284
Interest-bearing deposits                                  47,039         48,246         49,464
                                                          -------        -------       --------
     Total deposits                                        70,450         72,199         73,748
Federal funds purchased and securities
  sold under repurchase agreements                          1,262          3,576          4,237
Commercial paper and other short-term borrowings              287            249            208
Acceptances outstanding                                        88             98             97
Accrued interest payable                                      193            175            196
Other liabilities                                           2,256          2,403          2,869
Senior debt                                                 1,684          1,983          1,734
Subordinated debt                                           2,731          2,585          2,686
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                         1,299          1,299          1,299

STOCKHOLDERS' EQUITY
Preferred stock                                               275            275            275
Common stock - $5 par value,
  authorized 150,000,000 shares; issued and
  outstanding 85,091,451 shares, 86,152,779 shares
  and 88,078,690 shares                                       425            431            440
Additional paid-in capital                                  8,347          8,712          9,305
Retained earnings                                           3,837          3,416          3,064
Cumulative other comprehensive income                          66             55             22
                                                          -------        -------       --------
     Total stockholders' equity                            12,950         12,889         13,106
                                                          -------        -------       --------
     Total liabilities and stockholders' equity           $93,200        $97,456       $100,180
                                                          -------        -------       --------
                                                          -------        -------       --------
-----------------------------------------------------------------------------------------------

                        WELLS FARGO & COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------
                                                                         Six months ended June 30,
                                                      -------------------------------------------
                                                                    1998                     1997
                                                      ------------------     --------------------
                                                        STOCK-    COMPRE-      Stock-      Compre-
                                                      HOLDERS'   HENSIVE     holders'     hensive
(in millions)                                          EQUITY     INCOME      Equity       Income
-------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                          $   275                $   600
Preferred stock redeemed                                   --                   (325)
                                                      -------                -------
Balance, end of period                                    275                    275
                                                      -------                -------
COMMON STOCK
Balance, beginning of period                              431                    457
Common stock issued under employee benefit and
  dividend reinvestment plans                               1                      1
Common stock repurchased                                   (7)                   (18)
                                                      -------                -------
Balance, end of period                                    425                    440
                                                      -------                -------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                            8,712                 10,287
Common stock issued under employee benefit and
  dividend reinvestment plans                              52                     44
Common stock repurchased                                 (417)                (1,026)
                                                      -------                -------
Balance, end of period                                  8,347                  9,305
                                                      -------                -------
RETAINED EARNINGS
Balance, beginning of period                            3,416                  2,749
Net income                                                652       $652         568         $568
Preferred stock dividends                                  (9)                   (17)
Common stock dividends                                   (222)                  (236)
                                                      -------                -------
Balance, end of period                                  3,837                  3,064
                                                      -------                -------
CUMULATIVE OTHER COMPREHENSIVE INCOME
Balance, beginning of period                               55                     19
Unrealized gains on investment securities arising
  during the period, net of tax of $17 million
  and $2 million                                           25         25           3            3
Reclassification adjustment for investment securities
  gains included in net income, net of tax of
  $9 million and $3 million                               (14)       (14)         (4)          (4)
Foreign currency translation adjustments, net of tax
  of ($4) million                                          --         --           4            4
                                                      -------       ----     -------         ----
Balance, end of period                                     66                     22
                                                      -------                -------
COMPREHENSIVE INCOME                                                $663                     $571
                                                                    ----                     ----
                                                                    ----                     ----
  Total stockholders' equity                          $12,950                $13,106
                                                      -------                -------
                                                      -------                -------
-------------------------------------------------------------------------------------------------

                       WELLS FARGO & COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS


-------------------------------------------------------------------------------
                                                       Six months ended June 30,
                                                      -------------------------
(in millions)                                                  1998        1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   652     $   568
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                350         245
       Depreciation and amortization                            466         414
       Investment securities gains                              (23)         (7)
       Gains on sales of loans                                  (53)        (13)
       Gains from dispositions of operations                    (71)         (8)
       Net decrease in accrued interest receivable               41         146
       Net increase in accrued interest payable                  18          25
       Net decrease (increase) in loans originated for sale     569        (294)
       Other, net                                               (51)        603
                                                            -------     -------
Net cash provided by operating activities                     1,898       1,679
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale
     Proceeds from sales                                         54         255
     Proceeds from prepayments and maturities                 2,751       2,224
     Purchases                                               (1,324)       (505)
  Net (increase) decrease in loans resulting from
     originations and collections                                58       1,553
  Proceeds from sales (including participations) of loans       548         108
  Purchases (including participations) of loans                 (81)       (128)
  Proceeds from dispositions of operations                      473           8
  Proceeds from sales of foreclosed assets                       78          85
  Net increase in federal funds sold and securities
     purchased under resale agreements                         (508)        (37)
  Other, net                                                    (98)        238
                                                            -------     -------
Net cash provided by investing activities                     1,951       3,801
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                   (1,749)     (8,073)
  Net increase (decrease) in short-term borrowings           (2,276)      2,015
  Repayment of senior debt                                     (293)       (375)
  Proceeds from issuance of subordinated debt                   250          --
  Repayment of subordinated debt                               (100)       (251)
  Proceeds from issuance of guaranteed preferred
     beneficial interests in Company's
     subordinated debentures                                     --         149
  Proceeds from issuance of common stock                         53          45
  Redemption of preferred stock                                  --        (325)
  Repurchase of common stock                                   (424)     (1,044)
  Payment of cash dividends on preferred stock                   (9)        (17)
  Payment of cash dividends on common stock                    (222)       (236)
  Other, net                                                   (118)     (1,067)
                                                            -------     -------
Net cash used by financing activities                        (4,888)     (9,179)
                                                            -------     -------
  NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE
     FROM BANKS)                                             (1,039)     (3,699)
Cash and Cash Equivalents at Beginning of Period              8,169      11,736
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 7,130     $ 8,037
                                                            -------     -------
                                                            -------     -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                               $ 1,064     $ 1,106
     Income taxes                                           $   339     $   450
  Noncash investing activities:
     Transfers from loans to foreclosed assets              $    33     $    53
-------------------------------------------------------------------------------


                       WELLS FARGO & COMPANY AND SUBSIDIARIES
                            NOTE TO FINANCIAL STATEMENTS


MERGER WITH FIRST INTERSTATE BANCORP (MERGER)

On April 1, 1996, the Company completed its acquisition of First Interstate Bancorp (First Interstate). The Merger was accounted for as a purchase transaction.

The major components of management's plan for the combined company included the realignment of First Interstate's businesses to reflect Wells Fargo's structure, consolidation of retail branches and administrative facilities and reduction in staffing levels. As a result of this plan, the adjustments to goodwill since April 1, 1996 included accruals totaling approximately $324 million
($191 million after tax) related to the disposition of premises, including an accrual of $127 million ($75 million after tax) associated with the dispositions of traditional former First Interstate branches in California and out of state that were completed by June 30, 1998. The California dispositions included 175 branch closures during 1996, 47 branch closures during 1997 and one branch closure in the first quarter of 1998. The Company also sold 17 former First Interstate branches located in California, including deposits, in 1997. The out-of-state dispositions included 88 branch closures that were completed in 1997, 30 branch closures in the first quarter of 1998 and 38 branch closures in the second quarter of 1998. The Company also sold 87 former First Interstate out-of-state branches, including deposits, in 1997. (See Noninterest Income section for information on other branch dispositions.) Additionally, the adjustments to goodwill included accruals of approximately $452 million
($267 million after tax) related to severance of former First Interstate employees who were displaced by June 30, 1998.

During 1997, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of the accounts occurred in several stages, the last of which was during the second quarter of 1998. Substantially all of the businesses were acquired as part of the acquisition of First Interstate; therefore, the excess of the related proceeds over the attributable costs of the net assets sold on that portion of the sale was deducted from goodwill. Conversely, net proceeds of approximately $9 million attributable to business originated by the Company were recorded as a gain in the first half of 1998, including approximately
$7 million in the second quarter of 1998.

The $7,198 million excess purchase price over fair value of First Interstate's net assets acquired (goodwill) is amortized using the straight-line method over 25 years.

                                  FINANCIAL REVIEW


SUMMARY FINANCIAL DATA



---------------------------------------------------------------------------------------------------------------------------------
                                                                                           % Change
                                                              Quarter ended      June 30, 1998 from     Six months ended
                                               ----------------------------    --------------------   ------------------
                                                JUNE 30,  Mar. 31,  June 30,    Mar. 31,    June 30,   JUNE 30,  June 30,       %
(in millions)                                      1998      1998      1997        1998        1997       1998      1997   Change
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                      $   337   $   315  $    228           7%         48%  $   652  $    568        15%
Net income applicable to common stock               333       311       222           7          50       643       551        17


Earnings per common share                       $  3.91   $  3.62  $   2.49           8          57   $  7.52  $   6.12        23
Diluted earnings per comon share                   3.87      3.58      2.47           8          57      7.45      6.06        23


Dividends declared per comon share                 1.30      1.30      1.30          --          --      2.60      2.60        --

Average common shares outstanding                  85.2      85.8      89.0          (1)         (4)     85.5      89.9        (5)
Diluted average common shares outstanding          86.1      86.6      89.9          (1)         (4)     86.4      90.9        (5)

Profitability ratios (annualized)
  Net income to average total assets (ROA)         1.45%     1.34%      .92%          8          58      1.40%     1.12%       25
  Net income applicable to common stock to
    average common stockholders' equity (ROE)     10.66     10.07      6.88           6          55     10.37      8.46        23

Efficiency ratio (1)                               58.2%     58.9%     68.2%         (1)        (15)     58.5%     64.2%       (9)

Average loans                                   $64,397   $65,067  $ 64,618          (1)         --   $64,730  $ 65,053        --
Average assets                                   93,148    95,258    99,739          (2)         (7)   94,197   102,569        (8)
Average core deposits                            69,807    69,858    73,524          --          (5)   69,833    75,562        (8)

Net interest margin                                6.22%     6.01%     5.93%          3           5      6.12%     6.03%        1

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING  CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock           $   444   $   423  $    338           5          31   $   866  $    781        11
Earnings per common share                          5.21      4.92      3.79           6          37     10.13      8.69        17
Diluted earnings per common share                  5.15      4.88      3.75           6          37     10.03      8.59        17
ROA                                                2.11%     1.98%     1.51%          7          40      2.04%     1.71%       19
ROE                                               37.78     37.46     29.27           1          29     37.62     33.06        14
Efficiency ratio                                   51.2      51.7      60.6          (1)        (16)     51.5      56.7        (9)

AT PERIOD END
Securities available for sale                   $ 8,449   $ 8,676  $ 11,530          (3)        (27)  $ 8,449  $ 11,530       (27)
Loans                                            64,320    64,504    65,689          --          (2)   64,320    65,689        (2)
Allowance for loan losses                         1,835     1,830     1,850          --          (1)    1,835     1,850        (1)
Goodwill                                          6,837     6,943     7,231          (2)         (5)    6,837     7,231        (5)
Assets                                           93,200    94,820   100,180          (2)         (7)   93,200   100,180        (7)
Core deposits                                    70,209    72,041    73,545          (3)         (5)   70,209    73,545        (5)
Common stockholders' equity                      12,675    12,528    12,831           1          (1)   12,675    12,831        (1)
Stockholders' equity                             12,950    12,803    13,106           1          (1)   12,950    13,106        (1)
Tier 1 capital (3)                                6,425     6,141     6,101           5           5     6,425     6,101         5
Total capital (Tiers 1 and 2) (3)                 9,491     9,161     9,329           4           2     9,491     9,329         2


Capital ratios
  Common stockholders' equity to assets           13.60%    13.21%    12.81%          3           6     13.60%    12.81%        6
  Stockholders' equity to assets                  13.90     13.50     13.08           3           6     13.90     13.08         6
  Risk-based capital (3)
     Tier 1 capital                                8.08      7.76      7.49           4           8      8.08      7.49         8
     Total capital                                11.94     11.58     11.45           3           4     11.94     11.45         4
  Leverage (3)                                     7.53      7.04      6.67           7          13      7.53      6.67        13

Book value per common share                     $148.96   $146.90  $ 145.68           1           2   $148.96  $ 145.68         2

Staff (active, full-time equivalent)             31,620    32,414    33,216          (2)         (5)   31,620    33,216        (5)

COMMON STOCK PRICE
High                                            $387.25   $337.88  $ 287.88          15          35   $387.25  $ 319.25        21
Low                                              329.13    295.00    246.00          12          34    295.00    246.00        20
Period end                                       369.00    331.25    269.50          11          37    369.00    269.50        37
---------------------------------------------------------------------------------------------------------------------------------


(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $30 million and $913 million, respectively, for the quarter ended June 30, 1998 and $61 million and $928 million, respectively, for the six months ended June 30, 1998. Goodwill amortization and average balance (which are not tax effected) were $81 million and $6,902 million, respectively, for the quarter ended June 30, 1998 and $162 million and $6,946 million, respectively, for the six months ended June 30, 1998.

(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, Wells Fargo & Company and its subsidiaries are referred to as the Company.

Net income for the second quarter of 1998 was $337 million, compared with $228 million for the second quarter of 1997, an increase of 48%. Earnings per share for the second quarter of 1998 were $3.91, compared with $2.49 in the second quarter of 1997, an increase of 57%. Net income for the first six months of 1998 was $652 million, or $7.52 per share, compared with $568 million, or $6.12 per share, for the first six months of 1997.

Return on average assets (ROA) was 1.45% and 1.40% in the second quarter and first half of 1998, respectively, compared with .92% and 1.12% in the same periods of 1997. Return on average common equity (ROE) was 10.66% and 10.37% in the second quarter and first half of 1998, respectively, compared with 6.88% and 8.46% in the same periods of 1997.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the second quarter and first half of 1998 were $5.21 and $10.13 per share, respectively, compared with $3.79 and $8.69 per share in the same periods of 1997. On the same basis, ROA was 2.11% and 2.04% in the second quarter and first half of 1998, respectively, compared with 1.51% and 1.71% in the same periods of 1997; ROE was 37.78% and 37.62% in the second quarter and first half of 1998, respectively, compared with 29.27% and 33.06% in the same periods of 1997.

Net interest income on a taxable-equivalent basis was $1,154 million and $2,285 million in the second quarter and first half of 1998, respectively, compared with $1,150 million and $2,366 million in the same periods of 1997. The Company's net interest margin was 6.22% for the second quarter of 1998, compared with 5.93% in the same quarter of 1997 and 6.01% in the first quarter of 1998. The increase in net interest margin for the second quarter of 1998 compared with the same period of 1997 was primarily due to interest received on previously charged off loans (including loans where interest had previously been applied to principal) and the improvement in the funding mix based on reductions in the levels of cash and float.

Noninterest income was $735 million and $1,460 million in the second quarter and first half of 1998, respectively, compared with $679 million and $1,319 million in the same periods of 1997. The increase in noninterest income for the second quarter of 1998 compared with the same period of 1997 was primarily due to a $58 million gain on the sale of the mortgage servicing business and higher fee income, largely offset by increased losses on dispositions of premises and equipment and a $33 million write-down of auto lease residuals.

Noninterest expense in the second quarter and first half of 1998 was $1,097 million and $2,189 million, respectively, compared with $1,246 million and $2,363 million for the same periods of 1997. The decrease in noninterest expense for the second quarter of 1998 compared with the same period of 1997 was mostly due to a decrease in operating losses.

The provision for loan losses in the second quarter and first half of 1998 was $170 million and $350 million, respectively, compared with $140 million and $245 million for the same periods in 1997. During the second quarter of 1998, net charge-offs totaled $165 million, or 1.02% of average loans (annualized). This compared with $178 million, or 1.11%, during the first quarter of 1998 and $212 million, or 1.32%, during the second quarter of 1997. The allowance for loan losses of $1,835 million was 2.85% of total loans at June 30, 1998, compared with 2.84% at March 31, 1998 and 2.82% at June 30, 1997.

Total nonaccrual and restructured loans were $517 million, or .8% of total loans, at June 30, 1998, compared with $537 million, or .8% of total loans, at December 31, 1997 and $612 million, or .9% of total loans, at June 30, 1997. Foreclosed assets amounted to $127 million at June 30, 1998, $158 million at December 31, 1997 and $194 million at June 30, 1997.

Common stockholders' equity to total assets was 13.60% at June 30, 1998, compared with 13.21% and 12.81% at March 31, 1998 and June 30, 1997, respectively. The Company's total risk-based capital ratio at June 30, 1998 was 11.94% and its Tier 1 risk-based capital ratio was 8.08%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At March 31, 1998, the risk-based capital ratios were 11.58% and 7.76%, respectively; at June 30, 1997, these ratios were 11.45% and 7.49%, respectively. The Company's leverage ratios were 7.53%, 7.04% and 6.67% at June 30, 1998, March 31, 1998 and June 30, 1997, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

The Company has bought in the past shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock under a repurchase program begun in 1994. In October 1997, the Board of Directors authorized the repurchase from time to time of up to an additional 8.6 million shares of the Company's outstanding stock under the same program. Under these programs, the Company has repurchased 7.7 million shares (net of shares issued) in 1996, 5.3 million shares (net of shares issued) in 1997 and 1.1 million shares (net of shares issued) in the first half of 1998, including .2 million shares (net of shares issued) in the second quarter of 1998. In connection with its proposed merger with Norwest Corporation, the Company rescinded all of its share repurchase programs effective June 7, 1998. In addition, the Company intends to issue approximately 2.5 million shares to cure a portion of previously repurchased "tainted" shares and, thus, allow the merger to be accounted for as a pooling of interests.

PROPOSED MERGER WITH NORWEST CORPORATION

On June 8, 1998, the Company announced that it had entered into a definitive agreement with Norwest Corporation (Norwest) to merge the two companies. The name of the combined company will be Wells Fargo & Company and its corporate headquarters will be in San Francisco. Minneapolis will be the headquarters for the combined Midwest banking business. The merger is intended to be accounted for as a pooling of interests. The consummation of the merger is subject to various conditions, including required approvals of the Company's and Norwest's shareholders and receipt of all requisite regulatory approvals. There is no assurance as to when or whether the required approvals would be obtained, and if obtained, as to what conditions or restrictions would be imposed. Subject to these conditions, the merger is currently expected to close in the fourth quarter of 1998.

The combined Board of Directors will consist of an equal number of representatives from each of the companies. Under the terms of the merger agreement, the Company's shareholders will receive a tax-free exchange of ten shares of Norwest common stock for each share of the Company's common stock.

At June 30, 1998, Norwest had assets of $93 billion and was the twelfth largest bank holding company in the nation. Norwest had 3,935 financial services stores in all 50 states, Canada, the Caribbean, Latin America and elsewhere internationally. At June 30, 1998, the Company had 1,875 physical distribution offices in ten western states.

The Company and Norwest anticipate that, in order to comply with Department of Justice merger guidelines, the companies will be requested to sell a modest level of deposits. In this connection, the companies expect to propose divestitures in various markets in Arizona and Nevada. The impact of such divestitures is not expected to be material.

The combined companies expect to achieve approximately $650 million ($430 million after tax) in annual cost savings within three years of the merger date. The savings are expected to result from the conversion to one systems platform, the elimination of duplicate systems development and maintenance, the consolidation of operations and branches and the elimination of duplicate overhead functions.

The combined companies expect to incur approximately $950 million ($625 million after tax) in transition-related expenses. The estimated transition-related expenses consist primarily of employee-related expense and costs associated with systems integration and operations.

The following discussions included in Line of Business Results, Earnings Performance, and Balance Sheet Analysis sections of this report do not reflect the expected impact of the Company's merger with Norwest.

LINE OF BUSINESS RESULTS

The line of business results show the financial performance of the Company's major business units. The table on pages 12 and 13 presents the line of business results for the second quarter and six months ended June 30, 1998 and 1997.

Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability from one period to the next.

The following table presents the line of business results (estimated) for the Company's six major business units.

-----------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                               Retail                      Business
 average balances in billions)                       Distribution                       Banking                    Investment
                                                            Group                         Group                         Group
                                             --------------------------------------------------------------------------------
                                              1998           1997           1998           1997           1998           1997
QUARTER ENDED JUNE 30,
Net interest income (1)                      $ 233          $ 249          $ 195          $ 193          $ 178          $ 202
Provision for loan losses (2)                   --             --             40             33              1              1
Noninterest income (3)                         295            292             72             66            149            139
Noninterest expense (3)                        435            467            101            104            168            164
                                              ----           ----           ----           ----           ----           ----
Income before income
  tax expense (benefit)                         93             74            126            122            158            176
Income tax expense (benefit) (4)                38             31             51             49             64             72
                                              ----           ----           ----           ----           ----           ----
     Net income (loss)                       $  55          $  43          $  75          $  73          $  94          $ 104
                                              ----           ----           ----           ----           ----           ----
                                              ----           ----           ----           ----           ----           ----

Average loans                                $  --          $  --          $ 6.4          $ 5.5          $ 2.3          $ 2.1
Average assets                                 2.5            2.9            8.1            7.2            2.8            2.9
Average core deposits                         18.5           18.5           10.7           11.5           32.0           34.3
Return on equity (5)                            22%            17%            38%            39%            51%            59%
Risk-adjusted efficiency ratio (6)              92%            95%            61%            62%            62%            58%


SIX MONTHS ENDED JUNE 30,
Net interest income (1)                      $ 463          $ 499          $ 386          $ 377          $ 362          $ 403
Provision for loan losses (2)                   --             --             77             64              3              3
Noninterest income (3)                         559            577            144            133            289            273
Noninterest expense (3)                        887            944            199            205            337            326
                                              ----           ----           ----           ----           ----           ----
Income before income
  tax expense (benefit)                        135            132            254            241            311            347
Income tax expense (benefit) (4)                55             54            103             98            126            143
                                              ----           ----           ----           ----           ----           ----
     Net income (loss)                       $  80          $  78          $ 151          $ 143          $ 185          $ 204
                                              ----           ----           ----           ----           ----           ----
                                              ----           ----           ----           ----           ----           ----

Average loans                                $  --          $  --          $ 6.3          $ 5.4          $ 2.2          $ 2.1
Average assets                                 2.5            3.1            7.9            7.3            2.7            3.0
Average core deposits                         18.3           19.1           10.7           11.7           32.3           34.8
Return on equity (5)                            16%            15%            38%            39%            51%            58%
Risk-adjusted efficiency ratio (6)              96%            97%            60%            61%            63%            58%
-----------------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Groups are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) The provision allocated to the line groups is based on management's current assessment of the normalized net charge-off ratio for each line of business. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to the lines of business. The difference between the normalized provision and the Company provision is included in Other.
(3) The Retail Distribution Group's charges to the product groups are shown as noninterest income to the retail distribution channels and noninterest expense to the product groups. They amounted to $85 million and $90 million for the quarters ended June 30,

----------------------------------------------------------------------------------------------------
                               Wholesale
         Real Estate            Products            Consumer                            Consolidated
               Group               Group             Lending               Other             Company
----------------------------------------------------------------------------------------------------
      1998      1997      1998      1997      1998      1997      1998      1997      1998      1997

     $ 119     $  87     $ 174     $ 182     $ 268     $ 277     $ (16)    $ (43)   $1,151    $1,147
        12        11        20        19        98       108        (1)      (32)      170       140
        56        30        93        85       146       112       (76)      (45)      735       679
        25        32       115       120       121       128       132       231     1,097     1,246
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
       138        74       132       128       195       153      (223)     (287)      619       440
        56        31        54        52        79        63       (60)      (86)      282       212
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
     $  82     $  43     $  78     $  76     $ 116     $  90     $(163)    $(201)   $  337    $  228
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
     $10.4     $ 9.4     $17.7     $16.7     $22.2     $23.6     $ 5.4     $ 7.3    $ 64.4    $ 64.6
      11.8      10.2      21.2      20.2      22.9      24.5      23.8      31.8      93.1      99.7
        .5        .4       7.6       8.4        .5        .4        --        --      69.8      73.5
        28%       17%       18%       18%       34%       24%       --%       --%       11%        7%
        49%       74%       79%       81%       59%       70%       --%       --%       --%       --%



     $ 217     $ 199     $ 346     $ 384     $ 541     $ 550     $ (36)    $ (53)   $2,279    $2,359
        24        21        39        38       199       218         8       (99)      350       245
       126        48       189       171       270       210      (117)      (93)    1,460     1,319
        57        51       235       231       238       248       236       358     2,189     2,363
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
       262       175       261       286       374       294      (397)     (405)    1,200     1,070
       107        72       106       117       151       121      (100)     (103)      548       502
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
     $ 155     $ 103     $ 155     $ 169     $ 223     $ 173     $(297)    $(302)   $  652    $  568
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
   ---------  -------   -------   -------   -------   -------   --------   -------  -------  -------
     $10.5     $ 9.4     $17.5     $16.9     $22.5     $23.8     $ 5.7     $ 7.5    $ 64.7    $ 65.1
      11.9      10.2      21.0      21.2      23.3      24.9      24.9      32.9      94.2     102.6
        .4        .4       7.6       9.0        .5        .4        --        .2      69.8      75.6
        27%       21%       18%       19%       32%       23%       --%       --%       10%        8%
        53%       63%       80%       77%       60%       72%       --%       --%       --%       --%
----------------------------------------------------------------------------------------------------

     1998 and 1997, respectively, and $168 million and $180 million for the six months ended June 30, 1998 and 1997, respectively. These charges are eliminated in the Other category in arriving at the Consolidated Company totals for noninterest income and expense.
(4) Businesses are taxed at the Company's marginal (statutory) tax rate, adjusted for any nondeductible expenses. Any differences between the marginal and effective tax rates are in Other.
(5) Equity is allocated to the lines of business based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across business lines.
(6) The risk-adjusted efficiency ratio is defined as noninterest expense plus the cost of capital divided by revenues (net interest income and noninterest income) less normalized loan losses.

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

As of June 30, 1998, the Company had 855 traditional branches, 570 in-store branches, 373 banking centers and 34 business centers. Motor banking facilities ("motorbanks") were available at 43 of the traditional branches. There were 4,632 ATMs as of June 30, 1998.

Retail Distribution Group's net income for the quarter and six months ended June 30, 1998 increased $12 million, or 28%, and $2 million, or 3%, respectively. Net interest income for both periods declined largely due to lower spreads on core deposits, partially offset by lower nonearning asset (predominantly cash) balances. The increase in noninterest income for the second quarter reflected higher consumer checking fees and service charges and lower losses on the disposition of premises due to branch closures, partially offset by lower sales and service charges to the product groups. Noninterest income for the first six months of 1998 was lower primarily due to higher losses on the disposition of premises due to branch closures. Noninterest expense in both time periods improved due to branch closures and merger-related cost savings.

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

Business Banking's net income for the quarter and six months ended June 30, 1998 increased $2 million, or 3%, and $8 million, or 6%, respectively. The increase in net interest income in both periods was due to higher volume and spreads on commercial loans, partially offset by lower core deposit balances and spreads. Noninterest income in both periods increased due to higher fees on loans. Noninterest expense improved for the first six months due to lower costs in the direct market lending area.

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

In 1997, the Bank signed a definitive agreement to sell its Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Transfer of accounts occurred in several stages, the first of which was in the third quarter of 1997, and was completed in the second quarter of 1998.

Also in 1997, the Bank entered into an alliance with Morgan Stanley Dean Witter & Co., whereby Dean Witter provides technology, investment products, services and sales and marketing support to Wells Fargo Securities and its full-service brokerage clients. All of these services are now available to Wells Fargo customers under private label.

In addition, the Bank entered into an alliance in December 1997 with BHC Securities as its clearing broker which allows Wells Fargo Securities' on-line brokerage (Wells Trade) to offer a broad range of investment products to customers through the Internet and telephone channels.

Assets under management at June 30, 1998 were $67.6 billion, compared with $59.2 billion at June 30, 1997.

The Investment Group's net income for the quarter and six months ended June 30, 1998 declined by $10 million, or 10%, and $19 million, or 9%, respectively. Net interest income decreased in both periods due to lower core deposit balances and spreads, which were partially offset in the first six months by interest recoveries on loans previously charged off. The increase in noninterest income for both periods was largely due to higher fee income in the mutual funds, trust and brokerage areas and gains on the sale of the Institutional Custody businesses. This was primarily offset by the loss of ongoing fee income related to the businesses sold during 1997. The increase in noninterest expense in both periods reflects higher sales force growth and sales in the brokerage business which was partially offset by cost savings realized after the sale of the Corporate Trust and Institutional Custody businesses.

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

The Real Estate Group's net income for the second quarter of 1998 increased $39 million, or 91%. Net income for the six months ended June 30, 1998 increased $52 million, or 50%. Net interest income for both periods increased primarily due to higher interest recoveries on loans where interest had previously been applied to principal and higher average loan and investment security balances. This was partially offset by narrower spreads on loans. Noninterest income was higher in both periods primarily due to gains from the securitization of loans as well as higher Acquisition, Development and Construction (ADC) investment income, gains from investment securities and income from equity investments. Noninterest expense for the second quarter decreased due to higher foreclosed asset gains in 1998. Noninterest expense for the first six months increased due to lower foreclosed asset gains and higher incentive compensation expense partially offset by lower operating losses.

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

Wholesale Products Group's net income in the second quarter of 1998 increased $2 million, or 3%. Net income for the six months ended June 30, 1998 decreased $14 million, or 8%. Net interest income for both periods declined due to lower core deposit balances and spreads. A significant portion of the increase in noninterest income for both periods was due to higher income from service charges on deposit accounts, foreign exchange and trust and investment services. Noninterest expense for the second quarter decreased primarily due to lower operating losses in 1998. A significant portion of the increase in noninterest expense for the six months ended June 30, 1998 was due to expense recoveries in 1997 which were partially offset by lower operating losses in 1998.

Consumer Lending offers a full array of consumer loan products, including credit cards, transportation (auto, recreational vehicle, marine) financing, home equity lines and loans, lines of credit and installment loans. The loan portfolio for the second quarter averaged $22.2 billion, consisting of $4.6 billion in credit cards, $10.5 billion in equity/unsecured loans and $7.1 billion in transportation financing. This compares with $5.2 billion in credit cards, $11.4 billion in equity/unsecured loans and $7.0 billion in transportation financing in the second quarter of 1997.

In June 1998, the Company sold its mortgage servicing business to GMAC Mortgage Corporation. (See page 22 for additional information.)

Consumer Lending's net income for the quarter and six months ended June 30, 1998 increased $26 million, or 29%, and $50 million, or 29%, respectively. Net interest income for both periods decreased due to lower credit card and equity/unsecured loan balances and higher interest losses related to an increase in loans charged off in the consumer portfolio which were partially offset by higher spreads on credit cards and higher auto lease volume. The increase in noninterest income for both periods was predominantly due to the gain on the sale of the mortgage servicing business and higher fee income on credit cards which was partially offset by a write-down of auto lease residuals.

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

The net loss for the Other category for the quarter and six months ended June 30, 1998 decreased by $38 million from 1997, or 19%, and $5 million, or 2%, respectively. Net interest income for both periods reflects lower funding costs, partially offset by the impact of lower investment securities and lower first mortgage balances. Noninterest expense for both periods improved due to lower operating losses related to resolving various merger-related operations and back office issues and other merger-related cost savings in the systems and other support groups.

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

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarter ended June 30,
                                                              -------------------------------------------------------------------
                                                                                        1998                                 1997
                                                              ------------------------------      -------------------------------
                                                                                    INTEREST                             Interest
                                                               AVERAGE    YIELDS/     INCOME/      Average     Yields/     income/
(in millions)                                                  BALANCE     RATES     EXPENSE       balance      rates     expense
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                     $    689      5.63%     $   10      $    451       5.67%     $    6
Securities available for sale (3):
  U.S. Treasury securities                                       2,086      6.12          32         2,688       6.06          41
  Securities of U.S. government agencies
     and corporations                                            3,331      6.56          54         5,926       6.44          96
  Private collateralized mortgage obligations                    2,246      6.66          37         2,939       6.64          49
  Other securities                                                 494      7.07           8           322       6.50           4
                                                              --------                ------      --------                 ------
       Total securities available for sale                       8,157      6.51         131        11,875       6.40         190

Loans:
  Commercial                                                    20,657      8.96         462        18,432       9.10         418
  Real estate 1-4 family first mortgage                          8,123      7.45         151         9,927       7.53         187
  Other real estate mortgage                                    11,788      9.98         293        11,573       9.23         266
  Real estate construction                                       2,456      9.56          59         2,262      10.03          57
  Consumer:
     Real estate 1-4 family junior lien mortgage                 5,478      9.35         128         6,035       9.37         141
     Credit card                                                 4,555     15.28         174         5,164      14.44         186
     Other revolving credit and monthly payment                  6,844      9.02         154         7,835       9.35         183
                                                              --------                ------      --------                 ------
       Total consumer                                           16,877     10.82         456        19,034      10.74         510
  Lease financing                                                4,368      8.63          94         3,264       8.65          71
  Foreign                                                          128      7.48           2           126       6.43           2
                                                              --------                ------      --------                 ------
          Total loans                                           64,397      9.44       1,517        64,618       9.37       1,511
Other                                                            1,225      7.19          21           721       6.84          13
                                                              --------                ------      --------                 ------
            Total earning assets                              $ 74,468      9.05       1,679      $ 77,665       8.87       1,720
                                                              --------                ------      --------                 ------
                                                              --------                            --------
FUNDING SOURCES
Deposits:
  Interest-bearing checking                                   $  1,770      1.37           6      $  1,895       1.33           6
  Market rate and other savings                                 30,393      2.67         202        32,519       2.60         211
  Savings certificates                                          14,966      5.10         190        15,669       5.09         199
  Other time deposits                                              215      4.69           3           165       4.51           2
  Deposits in foreign offices                                      136      4.95           2           833       5.45          11
                                                              --------                ------      --------                 ------
       Total interest-bearing deposits                          47,480      3.40         403        51,081       3.37         429
Federal funds purchased and securities sold
  under repurchase agreements                                    1,536      5.35          20         2,492       5.42          34
Commercial paper and other short-term borrowings                   248      6.27           4           216       7.11           4
Senior debt                                                      1,733      6.27          27         1,751       6.36          28
Subordinated debt                                                2,686      6.80          46         2,884       6.94          50
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                        1,299      7.81          25         1,299       7.81          25
                                                              --------                ------      --------                 ------
       Total interest-bearing liabilities                       54,982      3.83         525        59,723       3.83         570
Portion of noninterest-bearing funding sources                  19,486        --          --        17,942         --          --
                                                              --------                ------      --------                 ------
            Total funding sources                             $ 74,468      2.83         525      $ 77,665       2.94         570
                                                              --------                ------      --------                 ------
                                                              --------                            --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (4)                                            6.22%     $1,154                     5.93%     $1,150
                                                                           -----      ------                    -----      ------
                                                                           -----      ------                    -----      ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                       $  6,453                            $  7,654
Goodwill                                                         6,902                               7,271
Other                                                            5,325                               7,149
                                                              --------                            --------
            Total noninterest-earning assets                  $ 18,680                            $ 22,074
                                                              --------                            --------
                                                              --------                            --------
NONINTEREST-BEARING FUNDING SOURCES

Deposits                                                      $ 22,678                            $ 23,441
Other liabilities                                                2,686                               3,273
Preferred stockholders' equity                                     275                                 371
Common stockholders' equity                                     12,527                              12,931
Noninterest-bearing funding sources used to
  fund earning assets                                          (19,486)                            (17,942)
                                                              --------                            --------
            Net noninterest-bearing funding sources           $ 18,680                            $ 22,074
                                                              --------                            --------
                                                              --------                            --------
TOTAL ASSETS                                                  $ 93,148                            $ 99,739
                                                              --------                            --------
                                                              --------                            --------
---------------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.50% for the quarters ended June 30, 1998 and 1997 and 8.50% and 8.38% for the six months ended June 30, 1998 and 1997, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.69% and 5.81% for the quarters ended June 30, 1998 and 1997, respectively, and 5.68% and 5.69% for the six months ended June 30, 1998 and 1997, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for securities available for sale totaled $8,065 million and $11,897 million for the quarters ended June 30, 1998 and 1997, respectively, and $8,541 million and $12,503 million for the six months ended June 30, 1998 and 1997, respectively.
(4) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

----------------------------------------------------------------
                                        Six months ended June 30,
----------------------------------------------------------------
                          1998                              1997
------------------------------     -----------------------------
                      INTEREST                          Interest
 AVERAGE    YIELDS/     INCOME/     Average    Yields/    income/
 BALANCE     RATES     EXPENSE      balance     rates    expense
----------------------------------------------------------------
$    559      5.65%     $   16     $    413      5.56%   $   11

   2,275      6.10          68        2,801      6.05        84

   3,659      6.59         119        6,313      6.42       203
   2,213      6.68          74        3,036      6.61       101
     491      7.21          17          345      6.42        10
--------                ------     --------              ------
   8,638      6.52         278       12,495      6.38       398

  20,340      9.04         913       18,419      9.04       827
   8,394      7.47         313       10,080      7.47       376
  11,961      9.58         569       11,562     10.06       576
   2,398      9.61         114        2,280      9.89       112

   5,598      9.44         262        6,102      9.34       283
   4,694     15.13         355        5,247     14.25       374
   6,961      9.08         314        8,052      9.30       372
--------                ------     --------              ------
  17,253     10.84         931       19,401     10.65     1,029
   4,267      8.67         185        3,172      8.74       139
     117      7.86           5          139      6.93         5
--------                ------     --------              ------
  64,730      9.41       3,030       65,053      9.47     3,064
   1,187      7.32          43          713      6.55        24
--------                ------     --------              ------
$ 75,114      9.02       3,367     $ 78,674      8.93     3,497
--------                ------     --------              ------
--------                           --------

$  1,748      1.42          12     $  1,904      1.24        12
  30,434      2.68         404       33,307      2.57       425
  15,074      5.13         383       15,594      5.07       392
     247      4.81           6          171      4.21         4
     257      5.15           7          697      5.32        18
--------                ------     --------              ------
  47,760      3.43         812       51,673      3.32       851

   2,256      5.41          61        2,459      5.30        65
     354      6.07          10          223      6.06         6
   1,822      6.29          57        1,876      6.27        58
   2,632      6.95          91        2,911      6.93       101

   1,299      7.80          51        1,275      7.83        50
--------                ------     --------              ------
  56,123      3.88       1,082       60,417      3.77     1,131
  18,991        --          --       18,257        --        --
--------                ------     --------              ------
$ 75,114      2.91       1,082     $ 78,674      2.90     1,131
--------                ------     --------              ------
--------                           --------
              6.12%     $2,285                   6.03%   $2,366
             -----     -------                  -----   -------
             -----     -------                  -----   -------

$  6,629                           $  8,799
   6,946                              7,288
   5,508                              7,808
--------                           --------
$ 19,083                           $ 23,895
--------                           --------
--------                           --------

$ 22,577                           $ 24,757
   2,705                              3,819
     275                                459
  12,517                             13,117

 (18,991)                           (18,257)
--------                           --------
$ 19,083                           $ 23,895
--------                           --------
--------                           --------

$ 94,197                           $102,569
--------                           --------
--------                           --------
----------------------------------------------------------------

Net interest income on a taxable-equivalent basis was $1,154 million in the second quarter of 1998, compared with $1,150 million in the second quarter of 1997. The Company's net interest margin was 6.22% in the second quarter of 1998, compared with 5.93% in the second quarter of 1997 and 6.01% in the first quarter of 1998. Net interest income on a taxable-equivalent basis was $2,285 million in the first six months of 1998, compared with $2,366 million in the first six months of 1997. The Company's net interest margin was 6.12% in the first six months of 1998, compared with 6.03% in the first six months of 1997. The Company expects the net interest margin to remain in the area of 6.15% for the third quarter of 1998.

Interest income included hedging income of $20 million in the second quarter of 1998, compared with $21 million in the second quarter of 1997. Interest expense included hedging expense of $2 million in the second quarter of 1998, compared with $3 million in the same quarter of 1997.

Loans averaged $64.4 billion in the second quarter of 1998, compared with $64.6 billion in the second quarter of 1997 and $64.7 billion in the first six months of 1998, compared with $65.1 billion in the first six months of 1997. The Company anticipates loan growth in the commercial portfolio in the third quarter of 1998. This growth is expected to be offset by declines due to decreased credit card marketing efforts and continuing run-off in the residential mortgage and direct auto loan portfolios, where the Company has withdrawn from the business of being an active originator.

Securities available for sale averaged $8.2 billion during the second quarter of 1998, compared with $11.9 billion in the second quarter of 1997, and $8.6 billion in the first six months of 1998, compared with $12.5 billion in the first six months of 1997. The decrease was predominantly due to maturities.

Average core deposits were $69.8 billion and $73.5 billion in the second quarter of 1998 and 1997, respectively, and funded 75% and 74% of the Company's average total assets in the second quarter of 1998 and 1997, respectively. For the first six months of 1998 and 1997, average core deposits were $69.8 billion and $75.6 billion, respectively, and funded 74% of the Company's average total assets in both periods. The decrease in average core deposits from the second quarter of 1997 was largely due to net run-off. In addition, a significant portion of the decrease was due to sales of branches in 1997, including $1.6 billion of core deposits.

NONINTEREST INCOME

-----------------------------------------------------------------------------------------------------------------------------
                                                               Quarter                              Six months
                                                         ended June 30,                          ended June 30,
                                                        --------------         %           -------------------              %
(in millions)                                           1998      1997    Change           1998           1997         Change
-----------------------------------------------------------------------------------------------------------------------------
Fees and commissions:
  Credit card membership and other credit card fees     $ 62      $ 55        13 %       $  129         $  100             29 %
  ATM network fees                                        50        43        16             94             82             15
  Charges and fees on loans                               43        33        30             83             64             30
  Debit and credit card merchant fees                     25        24         4             47             46              2
  Mutual fund and annuity sales fees                      23        16        44             43             32             34
  All other (1)                                           69        63        10            131            124              6
                                                        ----      ----                   ------         ------
    Total fees and commissions                           272       234        16            527            448             18
Service charges on deposit accounts                      222       214         4            430            434             (1)
Trust and investment services income:
  Asset management and custody fees                       63        61         3            125            122              2
  Mutual fund management fees                             46        45         2             91             84              8
  All other                                                5         6       (17)            12             15            (20)
                                                        ----      ----                   ------         ------
    Total trust and investment services income           114       112         2            228            221              3
Investment securities gains                               18         3       500             23              7            229
Income from equity investments accounted for by the:
  Cost method                                             34        40       (15)            83             91             (9)
  Equity method                                           16        15         7             31             30              3
Check printing charges                                    21        18        17             38             36              6
Gains on sales of loans                                   17         7       143             53             13            308
Gains from dispositions of operations                     74         1        --             71              8            788
Losses on dispositions of premises and equipment         (42)       (6)      600            (51)           (36)            42
All other                                                (11)       41        --             27             67            (60)
                                                        ----      ----                   ------         ------
    Total                                               $735      $679         8 %       $1,460         $1,319             11 %
                                                        ----      ----      ----         ------         ------           ----
                                                        ----      ----      ----         ------         ------           ----
-----------------------------------------------------------------------------------------------------------------------------


(1) Includes mortgage loan servicing fees totaling $16 million and $25 million for purchased mortgage servicing rights for the quarters ended June 30, 1998 and 1997, respectively, and $39 million and $49 million for the six months ended June 30, 1998 and 1997, respectively. Also includes the related amortization expense of $12 million and $18 million for the quarters ended June 30, 1998 and 1997, respectively, and $30 million and $35 million for the six months ended June 30, 1998 and 1997, respectively.

     Fees and commissions increased $38 million, or 16%, from the second quarter of 1997 reflecting increased fees in all major business units.

     The increase in trust and investment services income for the first half of 1998 reflected the growth in assets under management from $59.2 billion at June 30, 1997 to $67.6 billion at June 30, 1998. The majority of this increase was offset by a reduction in income due to the sale of the Corporate Trust and the Institutional Custody businesses to The Bank of New York and its affiliate, BNY Western Trust Company. Trust and investment services income for the second quarter and first half of 1998 generated by the Corporate Trust and Institutional Custody businesses was approximately $.2 million and $.6 million, respectively, and $6.6 million and $16.4 million for the second quarter and first half of 1997, respectively. In the fourth quarter of 1997, the Overland Express Funds totaling $5.6 billion were merged into the Stagecoach family of mutual funds. The assets and fees generated are not expected to change significantly as a result of the merging of the two families of funds. The Company managed 38 mutual funds consisting of $24.7 billion of assets at June 30, 1998, compared with 42 mutual funds consisting of $20.3 billion of assets (including 14 Overland Express Funds consisting of $5.3 billion of assets) at June 30, 1997. In addition to managing Stagecoach Funds, the Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $126 billion and $208 billion at June 30, 1998 and 1997, respectively. The decrease in assets managed and maintained was due to the sale of the Institutional Custody businesses.

The increase in gains on sales of loans was primarily due to gains from the securitization of commercial mortgage loans.

In June 1998, the Company sold its mortgage servicing business to GMAC Mortgage Corporation. Of the resulting pre-tax gain, $58 million was included in gains from dispositions of operations in the second quarter, while the remainder of approximately $5 million will be recorded in the third quarter when certain conditions are met. Pre-tax income from the mortgage servicing business was $3 million and $7 million in the second quarter and first half of 1998, respectively, compared with $4 million and $6 million in the same periods of 1997.

At December 31, 1997, the Company had a liability of $48 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with 65 branches not acquired as a result of the acquisition of First Interstate Bancorp (First Interstate) or with First Interstate branches that were identified in the fourth quarter of 1997 for closure in 1998. Of this amount, $21 million represented the balance of the fourth-quarter 1996 accrual related to 32 traditional branches in California and $27 million represented the fourth-quarter 1997 accrual for the disposition of 33 traditional branches located mostly outside of California. Of the total 65 branches, 28 branches were closed in the first half of 1998, including 25 in the second quarter of 1998. In the second quarter of 1998, the Company evaluated the remaining 37 scheduled branch closures and decided to retain 25 branches, which resulted in reducing the liability by $14 million. The decision was made based on numerous factors, including the need to maintain customer service levels, particularly given the earlier unstable operating environment associated with integrating First Interstate, as well as the review of profitability analyses demonstrating increased customer usage and improved profitability for these 25 branches.
These developments were not anticipated or foreseen at the time these accruals were originally recorded. The remaining balance of $19 million at June 30, 1998 is for the expected closure of 12 branches by year-end 1998.
(See Note to Financial Statements for other, former First Interstate branch dispositions.)

A major portion of the increase in losses on dispositions of premises and equipment was due to accrued losses on the expected sales of a warehouse and an office building, which closed or are scheduled to close in the third quarter.

 "All other" noninterest income in the second quarter of 1998 included a $33 million write-down of auto lease residuals for those leases expected to go to the end of their term over the next eighteen months.

At June 30, 1998, the Company had 855 traditional branches, 570 in-store branches, 373 banking centers and 34 business centers. Motor banking facilities ("motorbanks") were available at 43 of the traditional branches.

NONINTEREST EXPENSE

------------------------------------------------------------------------------------------------------------------------------
                                                          Quarter                                   Six months
                                                    ended June 30,                               ended June 30,
                                            ---------------------              %         ---------------------              %
(in millions)                                 1998           1997         Change           1998           1997         Change
------------------------------------------------------------------------------------------------------------------------------
Salaries                                    $  303         $  316             (4)%       $  608         $  656             (7)%
Incentive compensation                          61             49             24            114             89             28
Employee benefits                               80             81             (1)           171            176             (3)
Equipment                                      100             98              2            197            192              3
Net occupancy                                   98             95              3            199            196              2
Goodwill                                        81             81             --            162            164             (1)
Core deposit intangible:
  Nonqualifying (1)                             51             59            (14)           103            113             (9)
  Qualifying                                     6              8            (25)            14             16            (13)
Operating losses                                25            180            (86)            56            222            (75)
Contract services                               68             59             15            133            115             16
Telecommunications                              33             36             (8)            64             73            (12)
Security                                        19             22            (14)            40             44             (9)
Postage                                         18             22            (18)            37             45            (18)
Outside professional services                   29             21             38             48             36             33
Advertising and promotion                       33             21             57             54             34             59
Stationery and supplies                         12             16            (25)            26             36            (28)
Travel and entertainment                        17             15             13             33             29             14
Check printing                                  12             14            (14)            24             30            (20)
Outside data processing                         17             13             31             30             26             15
Foreclosed assets                               (5)             5             --             (1)            (4)           (75)
All other                                       39             35             11             77             75              3
                                            ------         ------                        ------         ------

  Total                                     $1,097         $1,246            (12)%       $2,189         $2,363             (7)%
                                            ------         ------            ---         ------         ------             --
                                            ------         ------            ---         ------         ------             --
------------------------------------------------------------------------------------------------------------------------------


(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

Salaries expense decreased $13 million and $48 million in the second quarter and first half of 1998, respectively, due to reduced staff levels. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 31,620 at June 30, 1998, compared with 33,216 at June 30, 1997.

Goodwill and CDI amortization resulting from the acquisition of First Interstate on April 1, 1996 were $72 million and $51 million, respectively, for the quarter ended June 30, 1998, compared with $73 million and $59 million, respectively, for the quarter ended June 30, 1997. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively. The related impact on income tax expense is expected to be a benefit of $81 million, $72 million and $66 million in 1998, 1999 and 2000, respectively.

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

Cumulative charges to date to noninterest expense for incremental costs associated with the Year 2000 issue were approximately $53 million, including $23 million in the second quarter of 1998, $20 million in the first quarter of 1998 and $10 million in 1997. The Company currently estimates that it will incur (and expense) additional incremental, out-of-pocket costs in the area of $70 million. Other costs associated with the redeployment of internal systems technology resources to the Year 2000 issue are expected to be significantly less than the incremental costs.

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

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended June 30, 1998:

-----------------------------------------------------------------------------------------------
                                                                                  Quarter ended
(in millions)                                                                     June 30, 1998
-----------------------------------------------------------------------------------------------
                                                                   Amortization
                                                        -----------------------
                                                                  Nonqualifying
                                         Reported                  core deposit           "Cash"
                                         earnings        Goodwill    intangible        earnings
-----------------------------------------------------------------------------------------------
Income before income tax expense            $ 619            $ 81          $ 51           $ 751
  Income tax expense                          282              --            21             303
                                            -----            ----          ----           -----
Net income                                    337              81            30             448
  Preferred stock dividends                     4              --            --               4
                                            -----            ----          ----           -----
Net income applicable to common stock       $ 333            $ 81          $ 30           $ 444
                                            -----            ----          ----           -----
                                            -----            ----          ----           -----
Earnings per common share                   $3.91            $.95          $.35           $5.21
                                            -----            ----          ----           -----
                                            -----            ----          ----           -----
Diluted earnings per common share           $3.87            $.94          $.34           $5.15
                                            -----            ----          ----           -----
                                            -----            ----          ----           -----
-----------------------------------------------------------------------------------------------


The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended June 30, 1998 were calculated as follows:

------------------------------------------------------------------------------------------------
                                                                                   Quarter ended
(in millions)                                                                      June 30, 1998
------------------------------------------------------------------------------------------------
               ROA:           A*/ (C-E) =     2.11%
               ROE:           B*/ (D-E) =    37.78%
               Efficiency:    (F-G) / H =    51.20%

Net income                                                                            $   448(A)
Net income applicable to common stock                                                     444(B)
Average total assets                                                                   93,148(C)
Average common stockholders' equity                                                    12,527(D)
Average goodwill ($6,902) and after-tax nonqualifying core deposit intangible ($913)    7,815(E)
Noninterest expense                                                                     1,097(F)
Amortization expense for goodwill and nonqualifying core deposit intangible               132(G)
Net interest income plus noninterest income                                             1,886(H)
------------------------------------------------------------------------------------------------

* Annualized

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows on page 5 for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following table provides the cost and fair value for the major components of securities available for sale (there were no securities held to maturity at the end of the periods presented):

-----------------------------------------------------------------------------------------------------------------------------
                                                          JUNE 30,                  December 31,                      June 30,
                                                             1998                          1997                          1997
                                            ---------------------         ---------------------        ----------------------
                                                        ESTIMATED                     Estimated                     Estimated
                                                             FAIR                          fair                          fair
(in millions)                                 COST          VALUE           Cost          value           Cost          value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                    $1,934         $1,948         $2,535         $2,549        $ 2,613        $ 2,618
Securities of U.S. government
  agencies and corporations (1)              3,105          3,139          4,390          4,425          5,696          5,711
Private collateralized mortgage
  obligations (2)                            2,830          2,836          2,390          2,396          2,897          2,884
Other                                          412            429            441            453            261            262
                                            ------         ------         ------         ------        -------        -------
  Total debt securities                      8,281          8,352          9,756          9,823         11,467         11,475
Marketable equity securities                    57             97             40             65             26             55
                                            ------         ------         ------         ------        -------        -------
  Total                                     $8,338         $8,449         $9,796         $9,888        $11,493        $11,530
                                            ------         ------         ------         ------        -------        -------
                                            ------         ------         ------         ------        -------        -------
-----------------------------------------------------------------------------------------------------------------------------

(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The securities available for sale portfolio includes both debt and marketable equity securities. At June 30, 1998, the securities available for sale portfolio had an unrealized net gain of $111 million, or less than 2% of the cost of the portfolio, comprised of unrealized gross gains of $121 million and unrealized gross losses of $10 million. At December 31, 1997, the securities available for sale portfolio had an unrealized net gain of $92 million, comprised of unrealized gross gains of $112 million and unrealized gross losses of $20 million. At June 30, 1997, the securities available for sale portfolio had an unrealized net gain of $37 million, comprised of unrealized gross gains of $84 million and unrealized gross losses of $47 million. The unrealized net gain or loss on securities available for sale is included as a separate component of cumulative other comprehensive income in stockholders' equity. At June 30, 1998, the amount included in cumulative other comprehensive income on a net of tax basis was an unrealized net gain of $66 million, compared with $55 million at December 31, 1997 and $22 million at June 30, 1997.

The major portion of the unrealized net gain in the securities available for sale portfolio at June 30, 1998 was due to investments in mortgage-backed securities. This unrealized net gain reflected current interest rates that were lower than those at the time the investments were purchased. The Company may decide to sell certain of the securities available for sale to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

Realized gross gains resulting from the sale of securities available for sale were $23 million and $8 million in the first half of 1998 and 1997, respectively. Realized gross losses were none and $1 million in the first half of 1998 and 1997, respectively.

The following table provides the expected remaining maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio.

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     June 30, 1998
                           -------------------------------------------------------------------------------------------------------
                                                                                             Expected remaining principal maturity
                           -------------------------------------------------------------------------------------------------------
                                                 Weighted
                                                  average
                                                 expected                       After one year   After five years
                                   Weighted     remaining  Within one year  through five years  through ten years  After ten years
                            Total   average      maturity  ---------------  ------------------  -----------------  ---------------
(in millions)              amount     yield (in yrs.-mos.) Amount    Yield  Amount       Yield  Amount      Yield   Amount   Yield
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities   $1,934      6.10%          1-1  $1,152     6.07% $  781        6.15%   $  1       6.70%    $ --      --%

Securities of U.S.
  government agencies and
  corporations              3,105      6.71           2-2   1,409     7.03   1,368        6.44     270       6.78       58    5.23
Private collateralized
  mortgage obligations      2,830      6.58           1-9   1,353     6.87   1,287        6.26     167       6.08       23   10.50
Other                         412      7.81           4-9      47     6.48     209        7.54     114       8.49       42    8.79
                           ------                          ------           ------                ----                ----
TOTAL COST OF DEBT
  SECURITIES(1)            $8,281      6.58%         1-11  $3,961     6.69% $3,645        6.38%   $552       6.92%    $123    7.43%
                           ------      ----          ----  ------     ----  ------        ----    ----       ----     ----    ----
                           ------      ----          ----  ------     ----  ------        ----    ----       ----     ----    ----

ESTIMATED FAIR VALUE       $8,352                          $3,982           $3,684                $557                $129
                           ------                          ------           ------                ----                ----
                           ------                          ------           ------                ----                ----
----------------------------------------------------------------------------------------------------------------------------------

(1) The weighted average yield is computed using the amortized cost of securities available for sale.

The weighted average expected remaining maturity of the debt securities portfolio was 1 year and 11 months at June 30, 1998, compared with 1 year and 11 months at December 31, 1997 and 2 years and 2 months at June 30, 1997. The short-term debt securities portfolio serves to maintain asset liquidity and to fund loan growth.

At June 30, 1998, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $5,975 million, or 71%, of the Company's securities available for sale portfolio at June 30, 1998. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $5,975 million to $5,778 million and the expected remaining maturity of these securities would increase from 1 year and 11 months to 2 years and 6 months.

LOAN PORTFOLIO


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     % Change
                                                                                                           June 30, 1998 from
                                                                                                      -----------------------
                                                          JUNE 30,       Dec. 31,       June 30,      Dec. 31,        June 30,
(in millions)                                                1998           1997           1997          1997            1997
-----------------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                         $21,268        $20,144        $19,464             6 %             9 %
Real estate 1-4 family first mortgage                       7,863          8,869          9,757           (11)            (19)
Other real estate mortgage (3)                             11,452         12,186         11,747            (6)             (3)
Real estate construction                                    2,499          2,320          2,378             8               5
Consumer:
  Real estate 1-4 family junior lien mortgage               5,413          5,865          6,008            (8)            (10)
  Credit card (4)                                           4,472          5,039          5,090           (11)            (12)
  Other revolving credit and monthly payment                6,757          7,185          7,749            (6)            (13)
                                                          -------        -------        -------
    Total consumer                                         16,642         18,089         18,847            (8)            (12)
Lease financing                                             4,458          4,047          3,373            10              32
Foreign                                                       138             79            123            75              12
                                                          -------        -------        -------
    Total loans (net of unearned income,
    including net deferred loan fees,
    of $850, $832 and $712)                               $64,320        $65,734        $65,689            (2)%            (2)%
                                                          -------        -------        -------           ---             ---
                                                          -------        -------        -------           ---             ---
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $1,961 million, $1,772 million and $1,129 million at June 30, 1998, December 31, 1997 and June 30, 1997,
     respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,549 million, $1,599 million and $1,393 million at June 30, 1998, December 31, 1997 and June 30, 1997,
     respectively.
(3) Includes agricultural loans that are secured by real estate of $356 million, $343 million and $325 million at June 30, 1998,
     December 31, 1997 and June 30, 1997, respectively.
(4) As a result of reevaluating its credit card lending strategies, the Company has decided to make available for sale certain accounts within the credit card portfolio. Accordingly, approximately $721 million of primarily out-of-franchise territory accounts are considered held for sale as of June 30, 1998. As a result of an accepted bid, $280 million of this portfolio is expected to be sold at a gain in the third quarter. The remaining portion continues to be available for sale. If sold, it is anticipated that a loss (charge-off) would result due to the credit quality of this portion, which has been provided for in the allocation of the allowance for loan losses. The Company intends to hold the remaining credit card portfolio for the foreseeable future.


The table below presents comparative period-end commercial real estate loans.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                     % Change
                                                                                                           June 30, 1998 from
                                                                                                       ----------------------
                                                          JUNE 30,       Dec. 31,       June 30,       Dec. 31,       June 30,
(in millions)                                                1998           1997           1997           1997           1997
-----------------------------------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)                         $ 1,961        $ 1,772        $ 1,129             11 %           74 %
Other real estate mortgage                                 11,452         12,186         11,747             (6)            (3)
Real estate construction                                    2,499          2,320          2,378              8              5
                                                          -------        -------        -------
  Total                                                   $15,912        $16,278        $15,254             (2)%            4 %
                                                          -------        -------        -------             --             --
                                                          -------        -------        -------             --             --

Nonaccrual loans                                          $   244        $   252        $   303             (3)%          (19)%
                                                          -------        -------        -------             --             --
                                                          -------        -------        -------             --             --
Nonaccrual loans as a % of total                              1.5%           1.5%           2.0%
                                                          -------        -------        -------
                                                          -------        -------        -------

-----------------------------------------------------------------------------------------------------------------------------

(1)  Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-----------------------------------------------------------------------------------------------
                                                          JUNE 30,       Dec. 31,       June 30,
(in millions)                                                1998           1997           1997
-----------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial (2)(3)                                          $165           $155           $179
  Real estate 1-4 family first mortgage                        88            104            102
  Other real estate mortgage (4)                              213            228            283
  Real estate construction                                     30             23             19
  Consumer:
    Real estate 1-4 family junior lien mortgage                18             17             17
    Other revolving credit and monthly payment                  3              1              2
                                                             ----           ----           ----
      Total nonaccrual loans (5)                              517            528            602
Restructured loans (6)                                          -              9             10
                                                             ----           ----           ----
Nonaccrual and restructured loans                             517            537            612
As a percentage of total loans                                 .8%            .8%            .9%

Foreclosed assets                                             127            158            194
Real estate investments (7)                                     3              4              5
                                                             ----           ----           ----
Total nonaccrual and restructured loans
  and other assets                                           $647           $699           $811
                                                             ----           ----           ----
                                                             ----           ----           ----
-----------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of $1 million at June 30, 1998, December 31, 1997 and June 30, 1997.
(3) Includes agricultural loans of $10 million, $13 million and $17 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.
(4) Includes agricultural loans secured by real estate of $12 million, $13 million and $17 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.
(5) Of the total nonaccrual loans, $330 million, $321 million and $376 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $23 million, $23 million and $49 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $23 million, $23 million and $49 million were considered impaired under FAS 114 at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $162 million, $172 million and $158 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

The table below summarizes the changes in total nonaccrual loans.

----------------------------------------------------------------------
                                           JUNE 30,            June 30,
(in millions)                                 1998                1997
----------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                $ 503               $ 645
New loans placed on nonaccrual                 224                 112
Charge-offs                                    (19)                (39)
Payments                                      (181)               (109)
Transfers to foreclosed assets                  --                  (2)
Loans returned to accrual                      (10)                 (5)
                                             -----               -----
BALANCE, END OF QUARTER                      $ 517               $ 602
                                             -----               -----
                                             -----               -----
----------------------------------------------------------------------

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

The average recorded investment in impaired loans was $361 million and $347 million during the second quarter and first half of 1998, respectively, and $432 million and $456 million during the second quarter and first half of 1997, respectively. Total interest income recognized on impaired loans was $2 million and $5 million during the second quarter and first half of 1998, respectively, and $4 million and $9 million during the second quarter and first half of 1997, respectively. The interest income for all periods was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category.

-----------------------------------------------------------------------------
                                           JUNE 30,       Dec. 31,    June 30,
(in millions)                                 1998           1997        1997
-----------------------------------------------------------------------------
Commercial                                    $114           $103        $106
Real estate 1-4 family first mortgage            5              2           1
Other real estate mortgage (1)                 203            216         298
Real estate construction                        28             22          18
Other                                            3              1           2
                                              ----           ----        ----
  Total (2)                                   $353           $344        $425
                                              ----           ----        ----
                                              ----           ----        ----
Impairment measurement based on:
  Collateral value method                     $234           $256        $321
  Discounted cash flow method                   97             61          80
  Historical loss factors                       22             27          24
                                              ----           ----        ----
                                              $353           $344        $425
                                              ----           ----        ----
                                              ----           ----        ----
-----------------------------------------------------------------------------

(1) Includes accruing loans of $23 million, $23 million and $49 million purchased at a steep discount at June 30, 1998, December 31, 1997 and June 30, 1997, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $22 million, $27 million and $24 million of impaired loans (with a related FAS 114 allowance of $2 million) at June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

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

The table below summarizes the changes in foreclosed assets.

----------------------------------------------------------------------
                                           JUNE 30,            June 30,
(in millions)                                 1998                1997
----------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                 $155                $207
Additions                                       13                  27
Sales                                          (40)                (31)
Charge-offs                                     (1)                 (3)
Write-downs                                     (1)                 (2)
Other                                            1                  (4)
                                              ----                ----
BALANCE, END OF QUARTER                       $127                $194
                                              ----                ----
                                              ----                ----
----------------------------------------------------------------------

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

-----------------------------------------------------------------------------
                                                JUNE 30,  Dec. 31,    June 30,
(in millions)                                      1998      1997        1997
-----------------------------------------------------------------------------
Commercial                                         $ 15      $  8        $ 36
Real estate 1-4 family first mortgage                17        35          33
Other real estate mortgage                            9         5          10
Real estate construction                              1         1           2
Consumer:
   Real estate 1-4 family junior lien mortgage       38        42          34
   Credit card                                      116       133         127
   Other revolving credit and monthly payment         7        19          16
                                                   ----      ----        ----
     Total consumer                                 161       194         177
Lease financing                                      --        --           1
                                                   ----      ----        ----
   Total                                           $203      $243        $259
                                                   ----      ----        ----
                                                   ----      ----        ----
-----------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------------------
                                                                         Quarter                    Six months
                                                                   ended June 30,                ended June 30,
                                                           ---------------------         ---------------------
(in millions)                                                1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                               $1,830         $1,922         $1,828         $2,018

Provision for loan losses                                     170            140            350            245

Loan charge-offs:
  Commercial (1)                                              (46)           (60)           (95)          (129)
  Real estate 1-4 family first mortgage                        (4)            (5)            (8)           (10)
  Other real estate mortgage                                  (10)            (2)           (11)           (10)
  Real estate construction                                     (2)            (2)            (2)            (3)
  Consumer:
    Real estate 1-4 family junior lien mortgage                (2)            (6)            (6)           (12)
    Credit card                                              (117)          (133)          (235)          (248)
    Other revolving credit and monthly payment                (48)           (57)          (102)          (113)
                                                           ------         ------         ------         ------
         Total consumer                                      (167)          (196)          (343)          (373)
  Lease financing                                             (11)           (10)           (22)           (20)
                                                           ------         ------         ------         ------
           Total loan charge-offs                            (240)          (275)          (481)          (545)
                                                           ------         ------         ------         ------

Loan recoveries:
  Commercial (2)                                               13             20             32             33
  Real estate 1-4 family first mortgage                         1              1              4              2
  Other real estate mortgage                                   28              8             36             30
  Real estate construction                                      1             --              1              1
  Consumer:
    Real estate 1-4 family junior lien mortgage                 1              1              3              3
    Credit card                                                12             11             23             22
    Other revolving credit and monthly payment                 17             19             33             35
                                                           ------         ------         ------         ------
         Total consumer                                        30             31             59             60
  Lease financing                                               2              3              6              6
                                                           ------         ------         ------         ------
           Total loan recoveries                               75             63            138            132
                                                           ------         ------         ------         ------
           Total net loan charge-offs                        (165)          (212)          (343)          (413)
                                                           ------         ------         ------         ------
BALANCE, END OF PERIOD                                     $1,835         $1,850         $1,835         $1,850
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Total net loan charge-offs as a percentage
  of average loans (annualized)                              1.02 %         1.32 %         1.07 %         1.28 %
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------

Allowance as a percentage of total loans                     2.85 %         2.82 %         2.85 %         2.82 %
                                                           ------         ------         ------         ------
                                                           ------         ------         ------         ------
--------------------------------------------------------------------------------------------------------------

(1) There were no charge-offs of loans (primarily unsecured) to real estate developers and REITs for the periods presented.
(2) Includes recoveries from loans (primarily unsecured) to real estate developers and REITs of $1 million or less for all periods presented.

The table below presents net charge-offs by loan category.

-----------------------------------------------------------------------------------------------------------------------------
                                                           Quarter ended June 30,                    Six months ended June 30,
                                            ------------------------------------    -----------------------------------------
                                                       1998                 1997                1998                     1997
                                            ---------------     ----------------    ----------------     --------------------
                                                       % OF                 % of                % OF                     % of
                                                    AVERAGE              average             AVERAGE                  average
(in millions)                               AMOUNT  LOANS(1)    Amount   loans(1)   AMOUNT   LOANS(1)    Amount       loans(1)
-----------------------------------------------------------------------------------------------------------------------------
Commercial                                    $ 33      .64 %     $ 40       .89 %    $ 63       .63 %     $ 96          1.05 %
Real estate 1-4 family first mortgage            3      .14          4       .15         4       .11          8           .15
Other real estate mortgage                     (18)    (.60)        (6)     (.19)      (25)     (.44)       (20)         (.33)
Real estate construction                         1      .10          2       .36         1       .09          2           .15
Consumer:
     Real estate 1-4 family
       junior lien mortgage                      1      .10          5       .30         3       .11          9           .28
     Credit card                               105     9.26        122      9.47       212      9.10        226          8.68
     Other revolving credit
       and monthly payment                      31     1.82         38      1.96        69      1.99         78          1.95
                                              ----                ----                ----                 ----
         Total consumer                        137     3.27        165      3.47       284      3.32        313          3.26
Lease financing                                  9      .71          7       .81        16       .77         14           .84
                                              ----                ----                ----                 ----
     Total net loan charge-offs               $165     1.02 %     $212      1.32 %    $343      1.07 %     $413          1.28 %
                                              ----     ----       ----      ----      ----      ----       ----          ----
                                              ----     ----       ----      ----      ----      ----       ----          ----
-----------------------------------------------------------------------------------------------------------------------------

(1)  Calculated on an annualized basis.

The commercial loan category includes net charge-offs for the commercial loan component of small business loans of $26 million (or 2.45% of average small business loans in this category) in the second quarter of 1998, compared with $33 million (or 3.31%) in the first quarter of 1998 and $23 million (or 2.43%) in the second quarter of 1997. During the last half of 1997, the period of charging off past due loans for the Business Direct product within this portfolio was changed from 180 to 120 days. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

The largest category of net charge-offs in the second quarter of 1998 and 1997 was credit card loans, comprising 64% and 58%, respectively, of total net charge-offs. During the second quarter of 1998, credit card gross charge-offs due to bankruptcies were $47 million, or 40%, of total credit card gross charge-offs, compared with $46 million, or 39%, in the first quarter of 1998 and $59 million, or 45%, in the second quarter of 1997. In addition, credit card loans 30 to 89 days past due and still accruing totaled $133 million at June 30, 1998, compared with $154 million at March 31, 1998 and $172 million at June 30, 1997. The total amount of credit card charge-offs is expected to decline over the remainder of 1998 compared to prior year levels. The percentage of net charge-offs to average credit card loans is expected to continue for the remainder of 1998 at a level consistent with or slightly lower than prior year levels.

The Company considers the allowance for loan losses of $1,835 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at June 30, 1998. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $170 million provision in the second quarter of 1998. To maintain the allowance at its approximate current level, the Company anticipates that it will continue to make a provision for loan losses of about $170 million (or less) for the third quarter of 1998, which is expected to approximate net charge-offs.

OTHER ASSETS

---------------------------------------------------------------------------
                                           JUNE 30,  December 31,   June 30,
(in millions)                                 1998          1997       1997
---------------------------------------------------------------------------
Nonmarketable equity investments            $1,164        $1,113     $1,093
Trading assets                               1,018           815        467
Net deferred tax asset                          56           209        465
Certain identifiable intangible assets         167           479        478
Foreclosed assets                              127           158        194
Other                                        1,014         1,175      1,909
                                            ------        ------     ------
      Total other assets                    $3,546        $3,949     $4,606
                                            ------        ------     ------
                                            ------       ------      ------
---------------------------------------------------------------------------

Income from nonmarketable equity investments accounted for using the cost method was $34 million and $40 million in the second quarter of 1998 and 1997, respectively, and $83 million and $91 million in the six months ended June 30, 1998 and 1997, respectively.

Trading assets consist predominantly of securities, including corporate debt and U.S. government agency obligations. Gains from trading assets were $18 million and $22 million in the second quarter of 1998 and 1997, respectively, and $38 million in both the six months ended June 30, 1998 and 1997.

The Company estimates that approximately $51 million of the $56 million net deferred tax asset at June 30, 1998 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $5 million primarily relates to net deductions that are expected to reduce future state taxable income. The Company believes that it is more likely than not that it will have sufficient future state taxable income to fully utilize these deductions. The amount of the total deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

Included in certain identifiable intangible assets were purchased mortgage servicing rights of none, $292 million and $280 million at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. In June 1998, the Company sold its mortgage servicing business to GMAC Mortgage Corporation. (See page 22 for additional information.)

The other identifiable intangible assets included in other assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $6 million and $7 million for the quarters ended June 30, 1998 and 1997, respectively.

DEPOSITS

-----------------------------------------------------------------------------
                                      JUNE 30,   December 31,         June 30,
(in millions)                            1998           1997             1997
-----------------------------------------------------------------------------
Noninterest-bearing                   $23,411        $23,953          $24,284
Interest-bearing checking               2,058          2,155            2,271
Market rate and other savings          29,743         29,940           31,088
Savings certificates                   14,997         15,349           15,902
                                      -------        -------          -------
  Core deposits                        70,209         71,397           73,545
Other time deposits                       202            205              162
Deposits in foreign offices                39            597               41
                                      -------        -------          -------
    Total deposits                    $70,450        $72,199          $73,748
                                      -------        -------          -------
                                      -------        -------          -------
-----------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

Risk-based capital (RBC) guidelines issued by the Federal Reserve Board (FRB) establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet and market risk exposures. The Company's Tier 1 and Tier 2 capital components are presented on the following page. The guidelines require a minimum total RBC ratio of 8%, with at least half of the total capital in the form of Tier 1 capital. To supplement the RBC guidelines, the FRB established a minimum leverage ratio guideline of 3% of Tier 1 capital to average total assets.

The increase in the Company's ratios at June 30, 1998 compared with December 31, 1997 was primarily due to an increase in Tier 1 capital, primarily retained earnings.

The table below presents the Company's risk-based capital and leverage ratios.

----------------------------------------------------------------------------------
                                                    JUNE 30,    Dec. 31,   June 30,
(in billions)                                          1998        1997       1997
----------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                        $ 12.7       $12.6      $12.8
  Preferred stock                                        .3          .3         .3
  Guaranteed preferred beneficial interests in
    Company's subordinated debentures                   1.3         1.3        1.3
  Goodwill and other deductions (1)                    (7.9)       (8.1)      (8.3)
                                                     ------       -----      -----
    Total Tier 1 capital                                6.4         6.1        6.1
                                                     ------       -----      -----
Tier 2:
  Mandatory convertible debt                             .1          .1         .2
  Subordinated debt and unsecured senior debt           2.0         2.0        2.0
  Allowance for loan losses allowable in Tier 2         1.0         1.0        1.0
                                                     ------       -----      -----
    Total Tier 2 capital                                3.1         3.1        3.2
                                                     ------       -----      -----

       Total risk-based capital                      $  9.5       $ 9.2      $ 9.3
                                                     ------       -----      -----
                                                     ------       -----      -----


Risk-weighted balance sheet assets                   $ 75.1       $77.6      $78.7
Risk-weighted off-balance sheet items:
  Commitments to make or purchase loans                 9.3         9.4        9.7
  Standby letters of credit                             1.5         1.6        1.7
  Other                                                 1.2          .7         .6
                                                     ------       -----      -----
    Total risk-weighted off-balance sheet items        12.0        11.7       12.0
                                                     ------       -----      -----
Market risk equivalent assets (2)                       1.0          --         --
Goodwill and other deductions (1)                      (7.9)       (8.1)      (8.3)
Allowance for loan losses not included in Tier 2        (.8)        (.8)       (.9)
                                                     ------       -----      -----

       Total risk-weighted assets                    $ 79.4       $80.4      $81.5
                                                     ------       -----      -----
                                                     ------       -----      -----
Risk-based capital ratios:
  Tier 1 capital (4% minimum requirement)              8.08 %      7.61 %     7.49 %

  Total capital (8% minimum requirement)              11.94       11.49      11.45


Leverage ratio (3% minimum requirement) (3)            7.53 %      6.95 %     6.67 %
----------------------------------------------------------------------------------

(1)  Other deductions include CDI acquired after February 1992 (nonqualifying
     CDI) and the unrealized net gain (loss) on securities available for sale.
(2) As the Company met certain trading thresholds at June 30, 1998 as defined by the FRB, its risk-based capital ratios now include a regulatory measurement for market risk, which represents the risk of loss in trading activities that result from movements in market prices.
(3) Tier 1 capital divided by quarterly average total assets (excluding goodwill, nonqualifying CDI and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At June 30, 1998, the Bank had a Tier 1 RBC ratio of 8.13%, a combined Tier 1 and Tier 2 ratio of 11.29% and a leverage ratio of 7.12%.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at June 30, 1998 and December 31, 1997.

-----------------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30, 1998                            December 31, 1997
                                       -----------------------------------------    -----------------------------------------
                                       NOTIONAL OR         CREDIT      ESTIMATED    Notional or         Credit      Estimated
                                       CONTRACTUAL           RISK           FAIR    contractual           risk           fair
(in millions)                               AMOUNT      AMOUNT (2)         VALUE         amount      amount (2)         value
-----------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
  Interest rate contracts:
    Swaps (1)                              $20,391           $259           $217        $16,301           $233           $174
    Futures                                  5,307             --             --          6,259             --             --
    Floors purchased (1)                    18,665             39             39         20,727             63             63
    Caps purchased (1)                         226              1              1            240              1              1
    Options purchased                           35             --             --             42             --             --

  Foreign exchange contracts:
    Forwards (1)                               123              1             --             57              1              1


CUSTOMER ACCOMMODATIONS
  Interest rate contracts:
    Swaps (1)                                4,001             22              6          3,158             13              4
    Futures                                  8,473             --             --          2,387             --             --
    Floors purchased (1)                     1,124             13             13          1,141             13             13
    Caps purchased (1)                       2,954              3              3          2,836              8              8
    Floors written                           1,086             --            (14)         1,122             --            (13)
    Caps written                             2,991             --             (4)         2,871             --             (9)
    Options purchased (1)                       --             --             --             37             --             --
    Options written (1)                         --             --             --             27             --             --
    Forwards (1)                               377              6              3             59              2              2


  Foreign exchange contracts:
    Forwards and spots (1)                   2,523             31              2          1,853             29              3
    Options purchased (1)                       54              2              2            110             --             --
    Options written                             26             --             (2)           110             --             --
-----------------------------------------------------------------------------------------------------------------------------

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

In June 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company's financial statements for periods beginning January 1, 2000. The new standard requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration with the Securities and Exchange Commission (SEC) that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. The proceeds from the sale of any securities will be used for general corporate purposes. As of June 30, 1998, the Company had issued $.2 billion of preferred stock and $.7 billion of medium-term notes under this shelf registration, with $2.6 billion of securities remaining unissued.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The current interest rate risk limit using the net interest income simulation allows up to 30 basis points (.30%) of sensitivity in the expected average net interest margin over the next 12 months. As of June 30, 1998, the simulation showed a decline in the net interest margin of 8 basis points (.08%, or $58 million decline in net interest income over the next 12 months) for the low-rate scenario case relative to the expected case.

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

                             PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 2 Agreement and Plan of Merger by and between Wells Fargo & Company and Norwest Corporation dated as of June 7, 1998, incorporated by reference to Exhibit 2 to Form 8-K filed by the Company on June 18, 1998. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

                 3     (ii)  By-Laws

                 4 The Company hereby agrees to furnish to the Commission upon request a copy of each instrument defining the rights of holders of securities of the Company.

                 11    Computation of Earnings Per Common Share

                 27    Financial Data Schedule

                 99(a) Computation of Ratios of Earnings to Fixed Charges -- the
                       ratios of earnings to fixed charges, including interest on deposits, were 2.11 and 1.73 for the quarters ended June 30, 1998 and 1997, respectively, and 2.05 and 1.90 for the six months ended June 30, 1998 and 1997, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.05 and 3.57 for the quarters ended June 30, 1998 and 1997, respectively, and 4.58 and 4.11 for the six months ended June 30, 1998 and 1997, respectively.

                   (b) Computation of Ratios of Earnings to Fixed Charges and
                       Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.09 and 1.70 for the quarters ended
                       June 30, 1998 and 1997, respectively, and 2.02 and 1.85 for the six months ended June 30, 1998 and 1997, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.83 and 3.34 for the quarters ended June 30, 1998 and 1997, respectively, and 4.36 and 3.76 for the six months ended June 30, 1998 and 1997, respectively.

     (b) The Company filed the following reports on Form 8-K during the second quarter of 1998 and through the date hereof:

          (1) April 3, 1998 under Item 5, announcing that on April 2, 1998 Wells Fargo Bank, N.A. and GMAC Mortgage Corporation entered into a letter of intent with respect to the acquisition by GMAC Mortgage of Wells Fargo's mortgage servicing business

          (2) April 21, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended March 31, 1998

          (3) May 21, 1998 under Item 5, announcing that on May 15, 1998 a definitive agreement was signed by Wells Fargo Bank, N.A. and GMAC Mortgage regarding the sale of Wells Fargo's mortgage servicing business to GMAC Mortgage and announcing the election of Rod Jacobs as President and Director of Wells Fargo & Company and the election of Ross Kari as Chief Financial Officer

          (4) June 8, 1998 under Item 5, containing the Press Release announcing that on June 7, 1998 the Company and Norwest Corporation (Norwest) entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into Norwest and containing the investor presentation materials dated June 8, 1998 regarding the proposed merger between the Company and Norwest

          (5) June 9, 1998 under Item 5, containing the final analyst presentation materials dated June 8, 1998 regarding the proposed merger between the Company and Norwest

          (6) June 11, 1998 under Item 5, containing the Press Release announcing the rescission of all of the Company's stock repurchase programs

          (7) June 18, 1998 under Item 5, containing the Agreement and Plan of Merger by and between the Company and Norwest, dated
                 June 7, 1998, the Stock Option Agreement between the Company, as Issuer, and Norwest, as Grantee, dated June 7, 1998 and the Stock Option Agreement between Norwest, as Issuer, and the Company, as Grantee, dated June 7, 1998

          (8) July 21, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1998

          (9) July 24, 1998 under Item 5, containing the abridged analyst presentation materials dated June 8, 1998 regarding the proposed merger between the Company and Norwest

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.

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