Form 10-Q
period 1998-09-30
WELLS FARGO & CO
filed 1998-11-23
CIK 105598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998  Commission file number 1-6214

                            ------------------------

                            WFC HOLDINGS CORPORATION
                      (SUCCESSOR TO WELLS FARGO & COMPANY)
             (Exact name of Registrant as specified in its charter)

              Delaware                                    41-1921346
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


                                                       Shares Outstanding
                                                         October 31, 1998
                                                       ------------------
     Common stock, $5 par value                            87,794,370


                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements                                              Page
                                                                            ----
          Consolidated Statement of Income.................................   2
          Consolidated Balance Sheet.......................................   3
          Consolidated Statement of Changes in Stockholders' Equity........   4
          Consolidated Statement of Cash Flows.............................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations
          Summary Financial Data...........................................   7
          Overview.........................................................   8
          Merger with Norwest Corporation..................................  10
          Earnings Performance.............................................  11
            Net Interest Income............................................  11
            Noninterest Income.............................................  14
            Noninterest Expense............................................  16
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI ......  19
          Balance Sheet Analysis...........................................  20
            Investment Securities..........................................  20
            Loan Portfolio.................................................  22
               Commercial real estate......................................  22
            Nonaccrual and Restructured Loans and Other Assets.............  23
               Loans 90 days past due and still accruing...................  26
            Allowance for Loan Losses......................................  27
            Other Assets...................................................  29
            Deposits.......................................................  30
            Capital Adequacy/Ratios........................................  30
            Derivative Financial Instruments...............................  32
            Liquidity Management...........................................  33

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  33


PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K.................................  35

SIGNATURE..................................................................  36


-------------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. In addition, this Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. WFC Holdings Corporation (the Company) cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, customer disintermediation, technology changes (including the Year 2000 issue) and economic conditions and competition in the geographic and business areas in which the Company conducts its operations. The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION

                    WFC HOLDINGS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

------------------------------------------------------------------------------------------------------------------------
                                                                              Quarter                        Nine months
                                                                   ended September 30,                ended September 30,
                                                             ------------------------           ------------------------
(in millions)                                                   1998             1997              1998             1997
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Federal funds sold and securities
   purchased under resale agreements                          $   16           $    3            $   32           $   15
Investment securities                                            128              175               403              573
Loans                                                          1,497            1,513             4,524            4,570
Other                                                             26               16                69               39
                                                              ------           ------            ------           ------
       Total interest income                                   1,667            1,707             5,028            5,197
                                                              ------           ------            ------           ------
INTEREST EXPENSE
Deposits                                                         407              430             1,219            1,280
Federal funds purchased and securities sold under
   repurchase agreements                                          16               44                76              109
Commercial paper and other short-term borrowings                   4                5                14               12
Senior and subordinated debt                                      68               75               217              234
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                              25               25                76               75
                                                              ------           ------            ------           ------
       Total interest expense                                    520              579             1,602            1,710
                                                              ------           ------            ------           ------
NET INTEREST INCOME                                            1,147            1,128             3,426            3,487
Provision for loan losses                                        160              175               510              420
                                                              ------           ------            ------           ------
Net interest income after provision for loan losses              987              953             2,916            3,067
                                                              ------           ------            ------           ------
NONINTEREST INCOME
Fees and commissions                                             274              246               801              694
Service charges on deposit accounts                              235              214               665              649
Trust and investment services income                             115              117               343              338
Investment securities gains (losses)                              18               (1)               41                6
Other                                                             95              101               347              309
                                                              ------           ------            ------           ------
       Total noninterest income                                  737              677             2,197            1,996
                                                              ------           ------            ------           ------
NONINTEREST EXPENSE
Salaries                                                         299              308               907              964
Incentive compensation                                            61               54               175              143
Employee benefits                                                 73               80               244              256
Equipment                                                         96               97               294              289
Net occupancy                                                     96               96               295              292
Goodwill                                                          80               81               242              245
Core deposit intangible                                           55               64               172              193
Operating losses                                                  23               40                79              262
Other                                                            305              267               869              806
                                                              ------           ------            ------           ------
       Total noninterest expense                               1,088            1,087             3,277            3,450
                                                              ------           ------            ------           ------
INCOME BEFORE INCOME TAX EXPENSE                                 636              543             1,836            1,613
Income tax expense                                               289              253               837              756
                                                              ------           ------            ------           ------
NET INCOME                                                    $  347           $  290            $  999           $  857
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
NET INCOME APPLICABLE TO COMMON STOCK                         $  343           $  285            $  986           $  836
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
EARNINGS PER COMMON SHARE                                     $ 4.03           $ 3.26            $11.55           $ 9.38
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
DILUTED EARNINGS PER COMMON SHARE                             $ 3.99           $ 3.23            $11.44           $ 9.28
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
DIVIDENDS DECLARED PER COMMON SHARE                           $ 1.30           $ 1.30            $ 3.90           $ 3.90
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
Average common shares outstanding                               85.2             87.5              85.4             89.1
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------
Diluted average common shares outstanding                       85.9             88.4              86.2             90.1
                                                              ------           ------            ------           ------
                                                              ------           ------            ------           ------

------------------------------------------------------------------------------------------------------------------------


                    WFC HOLDINGS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,        December 31,        September 30,
(in millions)                                                    1998                1997                 1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $ 6,538             $ 8,169              $ 7,823
Federal funds sold and securities
   purchased under resale agreements                            1,080                  82                  188
Securities available for sale                                   8,242               9,888               10,737

Loans                                                          64,374              65,734               65,104
Allowance for loan losses                                       1,833               1,828                1,823
                                                              -------             -------              -------
      Net loans                                                62,541              63,906               63,281
                                                              -------             -------              -------
Due from customers on acceptances                                 103                  98                  104
Accrued interest receivable                                       502                 507                  537
Premises and equipment, net                                     1,913               2,117                2,173
Core deposit intangible                                         1,537               1,709                1,771
Goodwill                                                        6,757               7,031                7,149
Other assets                                                    3,602               3,949                3,892
                                                              -------             -------              -------
      Total assets                                            $92,815             $97,456              $97,655
                                                              -------             -------              -------
                                                              -------             -------              -------
LIABILITIES
Noninterest-bearing deposits                                  $22,542             $23,953              $23,005
Interest-bearing deposits                                      47,227              48,246               47,917
                                                              -------             -------              -------
      Total deposits                                           69,769              72,199               70,922
Federal funds purchased and securities
   sold under repurchase agreements                             1,419               3,576                4,268
Commercial paper and other short-term borrowings                  451                 249                  458
Acceptances outstanding                                           103                  98                  104
Accrued interest payable                                          241                 175                  245
Other liabilities                                               2,519               2,403                2,574
Senior debt                                                     1,284               1,983                2,280
Subordinated debt                                               2,530               2,585                2,585
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                            1,299               1,299                1,299

STOCKHOLDERS' EQUITY
Preferred stock                                                   275                 275                  275
Common stock - $5 par value,
   authorized 150,000,000 shares; issued and
   outstanding 85,237,292 shares, 86,152,779 shares
   and 86,780,522 shares                                          426                 431                  434
Additional paid-in capital                                      8,375               8,712                8,925
Retained earnings                                               4,069               3,416                3,235
Cumulative other comprehensive income                              55                  55                   51
                                                              -------             -------              -------
      Total stockholders' equity                               13,200              12,889               12,920
                                                              -------             -------              -------
      Total liabilities and stockholders' equity              $92,815             $97,456              $97,655
                                                              -------             -------              -------
                                                              -------             -------              -------
--------------------------------------------------------------------------------------------------------------


                    WFC HOLDINGS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine months ended September 30,
                                                                           --------------------------------------------------------
                                                                                             1998                              1997
                                                                           ----------------------             ---------------------
                                                                             STOCK-        COMPRE-              Stock-       Compre-
                                                                           HOLDERS'       HENSIVE             holders'      hensive
(in millions)                                                               EQUITY         INCOME              equity        income
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of period                                               $   275                            $   600
Preferred stock redeemed                                                        --                               (325)
                                                                           -------                            -------
Balance, end of period                                                         275                                275
                                                                           -------                            -------
COMMON STOCK
Balance, beginning of period                                                   431                                457
Common stock issued under employee benefit and
   dividend reinvestment plans                                                   2                                  3
Common stock repurchased                                                        (7)                               (26)
                                                                           -------                            -------
Balance, end of period                                                         426                                434
                                                                           -------                            -------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                 8,712                             10,287
Common stock issued under employee benefit and
   dividend reinvestment plans                                                  85                                 64
Common stock repurchased                                                      (422)                            (1,426)
                                                                           -------                            -------
Balance, end of period                                                       8,375                              8,925
                                                                           -------                            -------
RETAINED EARNINGS
Balance, beginning of period                                                 3,416                              2,749
Net income                                                                     999          $999                  857          $857
Preferred stock dividends                                                      (13)                               (21)
Common stock dividends                                                        (333)                              (350)
                                                                           -------                            -------
Balance, end of period                                                       4,069                              3,235
                                                                           -------                            -------
CUMULATIVE OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                    55                                 19
Unrealized gains on investment securities arising during
   the period, net of tax of $16 million and $19 million                        24            24                   32            32
Reclassification adjustment for investment securities gains included
   in net income, net of tax of $17 million and $2 million                     (24)          (24)                  (4)           (4)
Foreign currency translation adjustments, net of tax of ($4) million            --            --                    4             4
                                                                           -------          ----              -------          ----
Balance, end of period                                                          55                                 51
                                                                           -------                            -------
COMPREHENSIVE INCOME                                                                        $999                               $889
                                                                                            ----                               ----
                                                                                            ----                               ----
   Total stockholders' equity                                              $13,200                            $12,920
                                                                           -------                            -------
                                                                           -------                            -------
-----------------------------------------------------------------------------------------------------------------------------------

                    WFC HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended September 30,
                                                                                          ------------------------------
(in millions)                                                                                    1998               1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $   999           $    857
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                                510                420
         Depreciation and amortization                                                            683                683
         Investment securities gains                                                              (41)                (6)
         Gains on sales of loans                                                                  (67)               (41)
         Gains from dispositions of operations                                                    (89)                (7)
         Net decrease in accrued interest receivable                                                5                128
         Net increase in accrued interest payable                                                  66                 74
         Net decrease (increase) in loans originated for sale                                     174                (75)
         Other, net                                                                              (117)             1,227
                                                                                              -------           --------
Net cash provided by operating activities                                                       2,123              3,260
                                                                                              -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                                         558                275
      Proceeds from prepayments and maturities                                                  4,038              3,270
      Purchases                                                                                (2,868)              (726)
   Net (increase) decrease in loans resulting from originations and collections                  (463)             1,755
   Proceeds from sales (including participations) of loans                                      1,237                158
   Purchases (including participations) of loans                                                  (97)              (210)
   Proceeds from dispositions of operations                                                       473                  8
   Proceeds from sales of foreclosed assets                                                       115                116
   Net increase in federal funds sold and securities
      purchased under resale agreements                                                          (998)                (1)
   Other, net                                                                                    (151)                54
                                                                                              -------           --------
Net cash provided by investing activities                                                       1,844              4,699
                                                                                              -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                                    (2,430)           (10,899)
   Net increase (decrease) in short-term borrowings                                            (1,955)             2,296
   Proceeds from issuance of senior debt                                                           --                700
   Repayment of senior debt                                                                      (693)              (525)
   Proceeds from issuance of subordinated debt                                                    250                 --
   Repayment of subordinated debt                                                                (300)              (351)
   Proceeds from issuance of guaranteed preferred beneficial interests
      in Company's subordinated debentures                                                         --                149
   Proceeds from issuance of common stock                                                          87                 67
   Redemption of preferred stock                                                                   --               (325)
   Repurchase of common stock                                                                    (429)            (1,452)
   Payment of cash dividends on preferred stock                                                   (13)               (21)
   Payment of cash dividends on common stock                                                     (333)              (350)
   Other, net                                                                                     218             (1,161)
                                                                                              -------           --------
Net cash used by financing activities                                                          (5,598)           (11,872)
                                                                                              -------           --------
   NET CHANGE IN CASH AND CASH EQUIVALENTS (DUE FROM BANKS)                                    (1,631)            (3,913)

Cash and cash equivalents at beginning of period                                                8,169             11,736
                                                                                              -------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 6,538           $  7,823
                                                                                              -------           --------
                                                                                              -------           --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                                $ 1,536           $  1,636
      Income taxes                                                                            $   645           $    558
   Noncash investing activities:
      Transfers from loans to foreclosed assets                                               $    73           $     76
------------------------------------------------------------------------------------------------------------------------


                      [THIS PAGE INTENTIONALLY LEFT BLANK]


                                                  FINANCIAL REVIEW
SUMMARY FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          % Change
                                                              Quarter ended    Sept. 30, 1998 from     Nine months ended
                                             ------------------------------    -------------------   -------------------
                                             SEPT. 30,   June 30,  Sept. 30,   June 30,   Sept. 30,  SEPT. 30,  Sept. 30,        %
(in millions)                                    1998       1998       1997       1998        1997       1998       1997    Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                    $   347    $   337    $   290          3%         20%   $   999   $    857        17%
Net income applicable to common stock             343        333        285          3          20        986        836        18

Earnings per common share                     $  4.03    $  3.91    $  3.26          3          24    $ 11.55   $   9.38        23
Diluted earnings per common share                3.99       3.87       3.23          3          24      11.44       9.28        23

Dividends declared per common share              1.30       1.30       1.30         --          --       3.90       3.90        --

Average common shares outstanding                85.2       85.2       87.5         --          (3)      85.4       89.1        (4)
Diluted average common shares outstanding        85.9       86.1       88.4         --          (3)      86.2       90.1        (4)

Profitability ratios (annualized)
   Net income to average total assets (ROA)      1.49%      1.45%      1.18%         3          26       1.43%      1.14%       25
   Net income applicable to common stock to
     average common stockholders' equity (ROE)  10.70      10.66       8.94         --          20      10.48       8.62        22

Efficiency ratio (1)                             57.8%      58.2%      60.2%        (1)         (4)      58.3%      62.9%       (7)

Average loans                                 $63,638    $64,397    $63,865         (1)         --    $64,362   $ 64,653        --
Average assets                                 92,335     93,148     97,032         (1)         (5)    93,570    100,703        (7)
Average core deposits                          69,608     69,807     70,744         --          (2)    69,756     73,937        (6)

Net interest margin                              6.18%      6.22%      5.94%        (1)          4       6.14%      6.00%        2

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING  CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock         $   452    $   444    $   400          2          13    $ 1,319   $  1,181        12
Earnings per common share                        5.31       5.21       4.57          2          16      15.44      13.25        17
Diluted earnings per common share                5.26       5.15       4.52          2          16      15.30      13.11        17
ROA                                              2.14%      2.11%      1.81%         1          18       2.08%      1.74%       20
ROE                                             35.64      37.78      35.44         (6)          1      36.92      33.83         9
Efficiency ratio                                 50.9       51.2       52.6         (1)         (3)      51.3       55.4        (7)

AT PERIOD END
Securities available for sale                 $ 8,242    $ 8,449    $10,737         (2)        (23)   $ 8,242   $ 10,737       (23)
Loans                                          64,374     64,320     65,104         --          (1)    64,374     65,104        (1)
Allowance for loan losses                       1,833      1,835      1,823         --           1      1,833      1,823         1
Goodwill                                        6,757      6,837      7,149         (1)         (5)     6,757      7,149        (5)
Assets                                         92,815     93,200     97,655         --          (5)    92,815     97,655        (5)
Core deposits                                  69,491     70,209     70,580         (1)         (2)    69,491     70,580        (2)
Common stockholders' equity                    12,925     12,675     12,645          2           2     12,925     12,645         2
Stockholders' equity                           13,200     12,950     12,920          2           2     13,200     12,920         2
Tier 1 capital (3)                              6,802      6,425      6,005          6          13      6,802      6,005        13
Total capital (Tiers 1 and 2) (3)               9,844      9,491      9,153          4           8      9,844      9,153         8

Capital ratios
   Common stockholders' equity to assets        13.93%     13.60%     12.95%         2           8      13.93%     12.95%        8
   Stockholders' equity to assets               14.22      13.90      13.23          2           7      14.22      13.23         7
   Risk-based capital (3)
     Tier 1 capital                              8.47       8.08       7.53          5          12       8.47       7.53        12
     Total capital                              12.26      11.94      11.47          3           7      12.26      11.47         7
   Leverage (3)                                  8.04       7.53       6.76          7          19       8.04       6.76        19

Book value per common share                   $151.63    $148.96    $145.72          2           4    $151.63   $ 145.72         4

Staff (active, full-time equivalent)           31,600     31,620     32,663         --          (3)    31,600     32,663        (3)

COMMON STOCK PRICE
High                                          $392.94    $387.25    $279.88          1          40    $392.94   $ 319.25        23
Low                                            281.88     329.13     250.13        (14)         13     281.88     246.00        15
Period end                                     355.00     369.00     275.00         (4)         29     355.00     275.00        29

-----------------------------------------------------------------------------------------------------------------------------------


(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $29 million and $884 million, respectively, for the quarter ended September 30, 1998 and $90 million and $913 million, respectively, for the nine months ended September 30, 1998. Goodwill amortization and average balance (which are not tax effected) were $80 million and $6,797 million, respectively, for the quarter ended September 30, 1998 and $242 million and $6,896 million, respectively, for the nine months ended September 30, 1998.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

On November 2, 1998, Wells Fargo & Company (the former Wells Fargo) merged (the Merger) with WFC Holdings Corporation, a wholly-owned subsidiary of Norwest Corporation (WFC Holdings), with WFC Holdings as the surviving corporation. In connection with the Merger, Norwest Corporation changed its name to "Wells Fargo & Company." WFC Holdings Corporation (Parent) is a bank holding company whose principal subsidiary is Wells Fargo Bank, N.A. (Bank). In this Form 10-Q, WFC Holdings Corporation and its subsidiaries are referred to as the Company.

Because the Merger occurred after September 30, 1998, this report does not give effect to the Merger. The results presented in this report represent the results of the former Wells Fargo & Company for all periods presented.

Net income for the third quarter of 1998 was $347 million, compared with $290 million for the third quarter of 1997, an increase of 20%. Earnings per share for the third quarter of 1998 were $4.03, compared with $3.26 in the third quarter of 1997, an increase of 24%. Net income for the first nine months of 1998 was $999 million, or $11.55 per share, compared with $857 million, or $9.38 per share, for the first nine months of 1997.

Return on average assets (ROA) was 1.49% and 1.43% in the third quarter and first nine months of 1998, respectively, compared with 1.18% and 1.14% in the same periods of 1997. Return on average common equity (ROE) was 10.70% and 10.48% in the third quarter and first nine months of 1998, respectively, compared with 8.94% and 8.62% in the same periods of 1997.

Earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the third quarter and first nine months of 1998 were $5.31 and $15.44 per share, respectively, compared with $4.57 and $13.25 per share in the same periods of 1997. On the same basis, ROA was 2.14% and 2.08% in the third quarter and first nine months of 1998, respectively, compared with 1.81% and 1.74% in the same periods of 1997; ROE was 35.64% and 36.92% in the third quarter and first nine months of 1998, respectively, compared with 35.44% and 33.83% in the same periods of 1997.

Net interest income on a taxable-equivalent basis was $1,151 million and $3,435 million in the third quarter and first nine months of 1998, respectively, compared with $1,132 million and $3,497 million in the same periods of 1997. The Company's net interest margin was 6.18% for the third quarter of 1998, compared with 5.94% in the same quarter of 1997 and 6.22% in the second quarter of 1998. The increase in net interest margin for the third quarter of 1998 compared with the same period of 1997 was mostly due to an improvement in the funding mix.

Noninterest income was $737 million and $2,197 million in the third quarter and first nine months of 1998, respectively, compared with $677 million and $1,996 million in the same periods of 1997. A significant portion of the increase from a year ago was due to service charges on deposit accounts and higher fees and commissions income.

Noninterest expense in the third quarter and first nine months of 1998 was $1,088 million and $3,277 million, respectively, compared with $1,087 million and $3,450 million for the same periods of 1997.

The provision for loan losses in the third quarter and first nine months of 1998 was $160 million and $510 million, respectively, compared with $175 million and $420 million for the same periods in 1997. During the third quarter of 1998, net charge-offs totaled $162 million, or 1.01% of average loans (annualized). This compared with $165 million, or 1.02%, during the second quarter of 1998 and $202 million, or 1.25%, during the third quarter of 1997. The allowance for loan losses of $1,833 million was 2.85% of total loans at September 30, 1998 and June 30, 1998, compared with 2.80% at September 30, 1997.

Total nonaccrual and restructured loans were $506 million, or .8% of total loans, at September 30, 1998, compared with $537 million, or .8% of total loans, at December 31, 1997 and $574 million, or .9% of total loans, at September 30, 1997. Foreclosed assets amounted to $130 million at September 30, 1998, $158 million at December 31, 1997 and $196 million at September 30, 1997.

Common stockholders' equity to total assets was 13.93% at September 30, 1998, compared with 13.60% and 12.95% at June 30, 1998 and September 30, 1997, respectively. The Company's total risk-based capital ratio at September 30, 1998 was 12.26% and its Tier 1 risk-based capital ratio was 8.47%, exceeding minimum guidelines of 8% and 4%, respectively, for bank holding companies and the "well capitalized" guidelines for banks of 10% and 6%, respectively. At June 30, 1998, the risk-based capital ratios were 11.94% and 8.08%, respectively; at September 30, 1997, these ratios were 11.47% and 7.53%, respectively. The Company's leverage ratios were 8.04%, 7.53% and 6.76% at September 30, 1998, June 30, 1998 and September 30, 1997, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies and the "well capitalized" guideline of 5% for banks.

The Company has bought in the past shares to offset common stock issued or expected to be issued under the Company's employee benefit and dividend reinvestment plans. In addition to these shares, the Board of Directors authorized in April 1996 the repurchase of up to 9.6 million shares of the Company's outstanding common stock under a repurchase program begun in 1994. In October 1997, the Board of Directors authorized the repurchase from time to time of up to an additional 8.6 million shares of the Company's outstanding stock under the same program. Under these programs, the Company has repurchased 7.7 million shares (net of shares issued) in 1996, 5.3 million shares (net of shares issued) in 1997 and 1.1 million shares (net of shares issued) in the first half of 1998. In connection with the Merger, the Company rescinded all of its share repurchase programs effective June 7, 1998. In addition, on October 12, 1998, the Company issued 2.5 million shares to cure a portion of previously repurchased "tainted" shares and, thus, allow the Merger to be accounted for as a pooling of interests.

MERGER WITH NORWEST CORPORATION

On November 2, 1998, Wells Fargo & Company (the former Wells Fargo) merged with WFC Holdings, a wholly owned subsidiary of Norwest Corporation, with WFC Holdings as the surviving corporation. In connection with the Merger, Norwest Corporation changed its name to Wells Fargo & Company. The corporate headquarters for Wells Fargo & Company is in San Francisco. Minneapolis is the headquarters for the Midwest banking business. The Merger is accounted for as a pooling of interests.

The combined Board of Directors consists of an equal number of representatives from each of the companies. Under the terms of the merger agreement, the former Wells Fargo & Company shareholders received a tax-free exchange of ten shares of Norwest common stock for each share of the former Wells Fargo & Company's common stock.

At September 30, 1998, Norwest had assets of $104 billion and was the tenth largest bank holding company in the nation. Norwest had 3,961 financial services stores in all 50 states, Canada, the Caribbean, Latin America and elsewhere internationally. At September 30, 1998, the former Wells Fargo & Company had 1,865 physical distribution offices in ten western states.

In order to comply with the Department of Justice merger guidelines, the company is required to sell deposits of approximately $1.2 billion. The divestitures are in various markets in Arizona and Nevada.

Wells Fargo & Company expects to achieve approximately $650 million ($430 million after tax) in annual cost savings within three years of the merger date. The savings are expected to result from the conversion to one systems platform, the elimination of duplicate systems development and maintenance, the consolidation of operations and branches and the elimination of duplicate overhead functions.

Wells Fargo & Company expects to incur approximately $950 million ($625 million after tax) in transition-related expenses. The estimated transition-related expenses consist primarily of employee-related expense and costs associated with systems integration and operations.

The following discussions included in Earnings Performance and Balance Sheet Analysis sections of this report do not reflect the expected impact of the Merger.

The foregoing paragraphs contain a number of forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Wells Fargo & Co., as well as certain information relating to the Merger, including, without limitation (i) statements relating to the cost savings estimated to result from the Merger,
(ii) statements relating to the Merger and integration costs estimated to be incurred in connection with the Merger and (iii) statements preceded by, followed by or that include the words "expects," "estimates" or similar expressions. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements due to, among others, the following factors: (a) expected cost savings from the Merger are not fully realized, realized within the expected time frame or additional or unexpected costs are incurred; (b) competitive pressures among financial services companies increase; (c) costs or difficulties related to the integration of the business of Norwest and Wells Fargo or other acquired businesses are greater than expected; (d) changes in the interest rate environment reduce interest margins; (e) general economic conditions, either internationally or nationally or in the states or countries in which the Company is doing business, are less favorable than expected; (f) legislative or regulatory changes adversely affect the businesses in which the Company is engaged; (g) personal or commercial customers' bankruptcies increase; and (h) technological changes (including "Year 2000" data systems compliance issues) are more difficult or expensive than anticipated.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 12 and 13.

Net interest income on a taxable-equivalent basis was $1,151 million in the third quarter of 1998, compared with $1,132 million in the third quarter of 1997. The Company's net interest margin was 6.18% in the third quarter of 1998, compared with 5.94% in the third quarter of 1997 and 6.22% in the second quarter of 1998. Net interest income on a taxable-equivalent basis was $3,435 million in the first nine months of 1998, compared with $3,497 million in the first nine months of 1997. The Company's net interest margin was 6.14% in the first nine months of 1998, compared with 6.00% in the first nine months of 1997.

Interest income included hedging income of $20 million in the third quarter of 1998, compared with $16 million in the third quarter of 1997. Interest expense included hedging expense of $3 million in the third quarter of 1998, compared with $4 million in the same quarter of 1997.

Loans averaged $63.6 billion in the third quarter of 1998, compared with $63.9 billion in the third quarter of 1997, and $64.4 billion in the first nine months of 1998, compared with $64.7 billion in the first nine months of 1997.

Securities available for sale averaged $8.1 billion during the third quarter of 1998, compared with $11.0 billion in the third quarter of 1997, and $8.5 billion in the first nine months of 1998, compared with $12.0 billion in the first nine months of 1997. The decrease was predominantly due to maturities.

Average core deposits were $69.6 billion and $70.7 billion in the third quarter of 1998 and 1997, respectively, and funded 75% and 73% of the Company's average total assets in the third quarter of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, average core deposits were $69.8 billion and $73.9 billion, respectively, and funded 75% and 73%, respectively, of the Company's average total assets.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter ended September 30,
                                                                -------------------------------------------------------------
                                                                                      1998                               1997
                                                                --------------------------       ----------------------------
                                                                                  INTEREST                           Interest
                                                                AVERAGE   YIELDS/   INCOME/      Average   Yields/     income/
(in millions)                                                   BALANCE    RATES   EXPENSE       balance    rates     expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                       $ 1,152     5.64%   $   16      $    229     5.63%     $    3
Securities available for sale (3):
  U.S. Treasury securities                                        1,771     6.05        27         2,634     6.00          40
  Securities of U.S. government agencies
    and corporations                                              2,928     6.60        48         5,303     6.42          85
  Private collateralized mortgage obligations                     2,832     6.62        47         2,737     6.68          46
  Other securities                                                  553     6.84         8           330     6.41           4
                                                                -------             ------      --------               ------
      Total securities available for sale                         8,084     6.50       130        11,004     6.38         175

Loans:
  Commercial                                                     20,965     8.89       469        18,283     9.11         419
  Real estate 1-4 family first mortgage                           7,550     7.54       143         9,543     7.52         180
  Other real estate mortgage                                     11,509     9.67       281        11,421     9.35         269
  Real estate construction                                        2,534     9.43        60         2,304    10.90          63
  Consumer:
    Real estate 1-4 family junior lien mortgage                   5,368     9.07       123         5,946     9.35         140
    Credit card                                                   4,279    15.30       164         5,073    14.66         186
    Other revolving credit and monthly payment                    6,606     9.45       156         7,638     9.26         178
                                                                -------             ------      --------               ------
      Total consumer                                             16,253    10.86       443        18,657    10.75         504
  Lease financing                                                 4,684     8.58       100         3,533     8.99          79
  Foreign                                                           143     7.37         3           124     6.88           2
                                                                -------             ------      --------               ------
         Total loans (4)                                         63,638     9.37     1,499        63,865     9.45       1,516
Other                                                             1,405     7.24        26           883     7.18          16
                                                                -------             ------      --------               ------
              Total earning assets                              $74,279     8.96     1,671      $ 75,981     8.97       1,710
                                                                -------             ------      --------               ------
                                                                -------                         --------
FUNDING SOURCES
Deposits:
  Interest-bearing checking                                     $ 1,711     1.39         6      $  1,736     1.45           6
  Market rate and other savings                                  30,356     2.69       206        31,098     2.64         207
  Savings certificates                                           15,082     5.05       192        15,602     5.17         203
  Other time deposits                                               205     4.74         2           253     4.83           3
  Deposits in foreign offices                                        55     3.95         1           731     5.48          10
                                                                -------             ------      --------               ------
         Total interest-bearing deposits                         47,409     3.40       407        49,420     3.45         429
Federal funds purchased and securities sold
  under repurchase agreements                                     1,186     5.33        16         3,211     5.48          44
Commercial paper and other short-term borrowings                    261     5.41         4           343     5.82           5
Senior debt                                                       1,487     6.17        23         1,770     6.47          29
Subordinated debt                                                 2,593     6.99        45         2,604     7.12          46
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                         1,299     7.81        25         1,299     7.81          25
                                                                -------             ------      --------               ------
         Total interest-bearing liabilities                      54,235     3.81       520        58,647     3.92         578
Portion of noninterest-bearing funding sources                   20,044       --        --        17,334       --          --
                                                                -------             ------      --------               ------
              Total funding sources                             $74,279     2.78       520      $ 75,981     3.03         578
                                                                -------             ------      --------               ------
                                                                -------                         --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                            6.18%   $1,151                   5.94%     $1,132
                                                                            ----    ------                   ----      ------
                                                                            ----    ------                   ----      ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                         $ 6,384                         $  7,299
Goodwill                                                          6,797                            7,190
Other                                                             4,875                            6,562
                                                                -------                         --------
              Total noninterest-earning assets                  $18,056                         $ 21,051
                                                                -------                         --------
                                                                -------                         --------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                        $22,459                         $ 22,308
Other liabilities                                                 2,649                            3,135
Preferred stockholders' equity                                      275                              275
Common stockholders' equity                                      12,717                           12,667
Noninterest-bearing funding sources used to
  fund earning assets                                           (20,044)                         (17,334)
                                                                -------                         --------
              Net noninterest-bearing funding sources           $18,056                         $ 21,051
                                                                -------                         --------
                                                                -------                         --------

TOTAL ASSETS                                                    $92,335                         $ 97,032
                                                                -------                         --------
                                                                -------                         --------

-----------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of Wells Fargo Bank was 8.50% for the quarters ended September 30, 1998 and 1997 and 8.50% and 8.42% for the nine months ended September 30, 1998 and 1997, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.62% and 5.73% for the quarters ended September 30, 1998 and 1997, respectively, and 5.65% and 5.71% for the nine months ended September 30, 1998 and 1997, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances. The average amortized cost balances for securities available for sale totaled $7,971 million and $10,931 million for the quarters ended September 30, 1998 and 1997, respectively, and $8,349 million and $11,973 million for the nine months ended September 30, 1998 and 1997, respectively.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.


--------------------------------------------------------------
                                Nine months ended September 30,
  ------------------------------------------------------------
                        1998                              1997
  --------------------------       ---------------------------
                    INTEREST                          Interest
  AVERAGE   YIELDS/   INCOME/       Average  Yields/    income/
  BALANCE    RATES   EXPENSE        balance   rates    expense
--------------------------------------------------------------
 $    759     5.65%   $   32       $    351     5.58%   $   15

    2,105     6.09        95          2,745     6.03       124

    3,413     6.60       167          5,972     6.43       287
    2,422     6.65       120          2,935     6.63       147
      511     7.07        25            340     6.42        15
 --------             ------       --------             ------
    8,451     6.51       407         11,992     6.39       573


   20,550     8.99     1,382         18,373     9.07     1,246
    8,109     7.50       456          9,899     7.49       555
   11,810     9.61       848         11,514     9.82       846
    2,444     9.55       175          2,288    10.23       175

    5,521     9.32       385          6,049     9.34       423
    4,554    15.19       519          5,188    14.39       560
    6,841     9.20       471          7,913     9.29       550
 --------             ------       --------             ------
   16,916    10.85     1,375         19,150    10.69     1,533
    4,408     8.64       286          3,295     8.83       218
      125     7.68         7            134     6.91         7
 --------             ------       --------             ------
   64,362     9.40     4,529         64,653     9.46     4,580
    1,261     7.29        69            770     6.79        39
 --------             ------       --------             ------
 $ 74,833     9.00     5,037       $ 77,766     8.94     5,207
 --------             ------       --------             ------
 --------                          --------

 $  1,735     1.41        18       $  1,847     1.30        18
   30,408     2.68       610         32,562     2.59       632
   15,076     5.10       576         15,596     5.10       595
      234     4.79         8            201     4.47         7
      189     5.03         7            708     5.38        28
 --------             ------       --------             ------
   47,642     3.42     1,219         50,914     3.36     1,280

    1,895     5.40        76          2,712     5.37       109
      323     5.89        14            264     5.96        12
    1,709     6.26        80          1,840     6.33        87
    2,619     6.96       137          2,808     6.99       147

    1,299     7.80        76          1,283     7.82        75
 --------             ------       --------             ------
   55,487     3.86     1,602         59,821     3.82     1,710
   19,346       --        --         17,945       --        --
 --------             ------       --------             ------
 $ 74,833     2.87     1,602       $ 77,766     2.94     1,710
 --------             ------       --------             ------
 --------                          --------
              6.14%   $3,435                    6.00%   $3,497
              ----    ------                    ----    ------
              ----    ------                    ----    ------

 $  6,547                          $  8,293
    6,896                             7,255
    5,294                             7,389
 --------                          --------
 $ 18,737                          $ 22,937
 --------                          --------
 --------                          --------

 $ 22,537                          $ 23,932
    2,687                             3,588
      275                               397
   12,584                            12,965

  (19,346)                          (17,945)
 --------                          --------
 $ 18,737                          $ 22,937
 --------                          --------
 --------                          --------

 $ 93,570                          $100,703
 --------                          --------
 --------                          --------

--------------------------------------------------------------


NONINTEREST INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                                     Quarter                        Nine months
                                                              ended Sept. 30,                     ended Sept. 30,
                                                              --------------          %          ---------------          %
 (in millions)                                                1998      1997     Change          1998       1997     Change
---------------------------------------------------------------------------------------------------------------------------
Fees and commissions:
   Credit card membership and other credit card fees          $ 66      $ 62          6%       $  195     $  162         20%
   ATM network fees                                             50        43         16           144        125         15
   Charges and fees on loans                                    42        37         14           125        100         25
   Debit and credit card merchant fees                          27        25          8            74         72          3
   Mutual fund and annuity sales fees                           22        18         22            65         51         27
   All other (1)                                                67        61         10           198        184          8
                                                              ----      ----                   ------     ------
      Total fees and commissions                               274       246         11           801        694         15
Service charges on deposit accounts                            235       214         10           665        649          2
Trust and investment services income:
   Asset management and custody fees                            62        64         (3)          187        186          1
   Mutual fund management fees                                  47        47         --           137        131          5
   All other                                                     6         6         --            19         21        (10)
                                                              ----      ----                   ------     ------
      Total trust and investment services income               115       117         (2)          343        338          1
Investment securities gains (losses)                            18        (1)        --            41          6        583
Income from equity investments accounted for by the:
   Cost method                                                  32        18         78           116        109          6
   Equity method                                                12        11          9            43         42          2
Check printing charges                                          22        17         29            60         53         13
Gains on sales of loans                                         14        28        (50)           67         41         63
Gains (losses) from dispositions of operations                  18        (1)        --            89          7         --
Losses on dispositions of premises and equipment                (7)      (10)       (30)          (58)       (45)        29
All other                                                        4        38        (89)           30        102        (71)
                                                              ----      ----                   ------     ------
   Total                                                      $737      $677          9%       $2,197     $1,996         10%
                                                              ----      ----        ---        ------     ------        ---
                                                              ----      ----        ---        ------     ------        ---
---------------------------------------------------------------------------------------------------------------------------


(1) Includes mortgage loan servicing fees totaling $1 million and $24 million for purchased mortgage servicing rights for the quarters ended September 30, 1998 and 1997, respectively, and $40 million and $73 million for the nine months ended September 30, 1998 and 1997, respectively. Also includes the related amortization expense of none and $16 million for the quarters ended September 30, 1998 and 1997, respectively, and $30 million and $51 million for the nine months ended September 30, 1998 and 1997, respectively.

Fees and commissions increased $28 million, or 11%, from the third quarter of 1997 reflecting increased fees in all major business units.

Service charges on deposit accounts increased $21 million, or 10%, from the third quarter of 1997 due to an increase in fees.

The increase in gains on sales of investment securities was predominantly due to sales of U.S. Treasury securities.

In June 1998, the Company sold its mortgage servicing business to GMAC Mortgage Corporation. The resulting pre-tax gain of $58 million was included in gains from dispositions of operations in the second quarter and an additional $4 million was included in the third quarter. Pre-tax income from the mortgage servicing business was none and $7 million in the third quarter and first nine months of 1998, respectively, compared with $3 million and $10 million in the same periods of 1997.

At December 31, 1997, the Company had a liability of $48 million related to the disposition of premises and, to a lesser extent, severance and miscellaneous expenses associated with 65 branches not acquired as a result of the acquisition of First Interstate Bancorp (First Interstate) or with First Interstate branches that were identified in the fourth quarter of 1997 for closure in 1998. Of this amount, $21 million represented the balance of the fourth-quarter 1996 accrual related to 32 traditional branches in California and $27 million represented the fourth-quarter 1997 accrual for the disposition of 33 traditional branches located mostly outside of California. Of the total 65 branches, 31 branches were closed in the first nine months of 1998, including 3 in the third quarter of 1998. In the second and third quarters of 1998, the Company evaluated the remaining 34 scheduled branch closures and decided to retain 32 branches, which resulted in reducing the liability by $18 million. The decision was made based on numerous factors, including the need to maintain customer service levels, particularly given the earlier unstable operating environment associated with integrating First Interstate, as well as the review of profitability analyses demonstrating increased customer usage and improved profitability for these 32 branches. These developments were not anticipated or foreseen at the time these accruals were originally recorded. The remaining balance of $1 million at September 30, 1998 is for the expected closure of 2 branches by year-end 1998.

The decrease in "All Other" was predominantly due to losses on trading of commercial mortgage-backed securities.

At September 30, 1998, the Company had 842 traditional branches, 582 in-store branches, 365 banking centers and 34 business centers. Motor banking facilities ("motorbanks") were available at 42 of the traditional branches.

NONINTEREST EXPENSE


----------------------------------------------------------------------------------------------------------------------
                                                      Quarter                                Nine months
                                               ended Sept. 30,                            ended Sept. 30,
                                        ---------------------            %         ---------------------             %
 (in millions)                            1998           1997       Change           1998           1997        Change
----------------------------------------------------------------------------------------------------------------------
Salaries                                $  299         $  308           (3)%       $  907         $  964            (6)%
Incentive compensation                      61             54           13            175            143            22
Employee benefits                           73             80           (9)           244            256            (5)
Equipment                                   96             97           (1)           294            289             2
Net occupancy                               96             96           --            295            292             1
Goodwill                                    80             81           (1)           242            245            (1)
Core deposit intangible:
   Nonqualifying (1)                        49             56          (13)           152            169           (10)
   Qualifying                                6              8          (25)            20             24           (17)
Operating losses                            23             40          (43)            79            262           (70)
Contract services                           73             56           30            206            172            20
Telecommunications                          34             35           (3)            98            108            (9)
Security                                    22             22           --             63             66            (5)
Postage                                     17             19          (11)            55             64           (14)
Outside professional services               24             20           20             72             56            29
Advertising and promotion                   30             19           58             84             53            58
Stationery and supplies                     14             19          (26)            40             56           (29)
Travel and entertainment                    18             15           20             51             44            16
Check printing                              12             12           --             36             42           (14)
Outside data processing                     21             11           91             51             37            38
Foreclosed assets                           (1)             1           --             (1)            (2)          (50)
All other                                   41             38            8            114            110             4
                                        ------         ------                      ------         ------
   Total                                $1,088         $1,087           -- %       $3,277         $3,450            (5)%
                                        ------         ------          ---         ------         ------           ---
                                        ------         ------          ---         ------         ------           ---
----------------------------------------------------------------------------------------------------------------------


(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

Salaries expense decreased $9 million and $57 million in the third quarter and first nine months of 1998, respectively, due to reduced staff levels. The Company's active full-time equivalent (FTE) staff, including hourly employees, was 31,600 at September 30, 1998, compared with 32,663 at September 30, 1997.

Goodwill and CDI amortization resulting from the acquisition of First Interstate on April 1, 1996 were $72 million and $49 million, respectively, for the quarter ended September 30, 1998, compared with $73 million and $56 million, respectively, for the quarter ended September 30, 1997. The core deposit intangible is amortized on an accelerated basis based on an estimated useful life of 15 years. The impact on noninterest expense from the amortization of the nonqualifying core deposit intangible in 1998, 1999 and 2000 is expected to be $199 million, $178 million and $162 million, respectively. The related impact on income tax expense is expected to be a benefit of $81 million, $72 million and $66 million in 1998, 1999 and 2000, respectively.

The Company, following an initial awareness phase, utilizes a four-phase plan for achieving Year 2000 readiness. The Assessment Phase is intended to determine which computers, operating systems, applications and facilities require remediation and prioritizing those remediation efforts. The Assessment Phase has been completed except for the on-going assessment of new systems. The Renovation Phase addressed the correction or replacement of any non-compliant hardware, software or facilities and has been substantially completed. All renovated software, both in-house applications and vendor software was placed back into production before commencement of the Validation Phase. The Validation Phase, which involves testing of in-house systems, vendor software and service providers, is in process. Testing of internal mission-critical systems is anticipated to be substantially completed by December 31, 1998, and testing of mission-critical service providers is anticipated to be substantially completed by March 31, 1999. During the fourth phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to the Company. The Company's Year
2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions.
These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

The Company currently estimates that its total cost for the Year 2000 project will approximate $141 million. To date, the Company has incurred charges of $77 million related to its Year 2000 project, and $24 million and $67 million total expenditures were incurred in the quarter and nine months ended September 30, 1998, respectively. Charges include the cost of external consulting costs and costs of accelerated replacement of hardware and software, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

The foregoing paragraphs contain a number of forward-looking statements. These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, and whether the

Company's customers, vendors, competitors and counterparties effectively address the Year 2000 issue.

If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible ("cash" or "tangible") for the quarter ended September 30, 1998:


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                    September 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     Amortization
                                                                        -------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                         $ 636              $ 80             $ 49             $ 765
   Income tax expense                                      289                --               20               309
                                                         -----              ----             ----             -----
Net income                                                 347                80               29               456
   Preferred stock dividends                                 4                --               --                 4
                                                         -----              ----             ----             -----
Net income applicable to common stock                    $ 343              $ 80             $ 29             $ 452
                                                         -----              ----             ----             -----
                                                         -----              ----             ----             -----
Earnings per common share                                $4.03              $.94             $.34             $5.31
                                                         -----              ----             ----             -----
                                                         -----              ----             ----             -----
Diluted earnings per common share                        $3.99              $.93             $.34             $5.26
                                                         -----              ----             ----             -----
                                                         -----              ----             ----             -----
-------------------------------------------------------------------------------------------------------------------


The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and balances for the quarter ended September 30, 1998 were calculated as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                    September 30, 1998
-------------------------------------------------------------------------------------------------------------------
                           ROA:                      A*/ (C-E) =                2.14%
                           ROE:                      B*/ (D-E) =               35.64%
                           Efficiency:               (F-G) / H =               50.89%

Net income                                                                                              $   456  (A)
Net income applicable to common stock                                                                       452  (B)
Average total assets                                                                                     92,335  (C)
Average common stockholders' equity                                                                      12,717  (D)
Average goodwill ($6,797) and after-tax nonqualifying core deposit intangible ($884)                      7,681  (E)
Noninterest expense                                                                                       1,088  (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                                 129  (G)
Net interest income plus noninterest income                                                               1,884  (H)
-------------------------------------------------------------------------------------------------------------------


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

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following table provides the cost and fair value for the major components of securities available for sale (there were no securities held to maturity at the end of the periods presented):


-------------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,          December 31,           September 30,
                                                                 1998                  1997                    1997
                                                   ------------------     -----------------      ------------------
                                                            ESTIMATED             Estimated               Estimated
                                                                 FAIR                  fair                    fair
(in millions)                                        COST       VALUE       Cost      value        Cost       value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                           $1,206      $1,215     $2,535     $2,549      $ 2,638    $ 2,652
Securities of U.S. government
    agencies and corporations (1)                   3,181       3,224      4,390      4,425        5,050      5,088
Private collateralized mortgage
    obligations (2)                                 3,040       3,073      2,390      2,396        2,656      2,656
Other                                                 634         654        441        453          283        283
                                                   ------      ------     ------     ------      -------    -------
    Total debt securities                           8,061       8,166      9,756      9,823       10,627     10,679
Marketable equity securities                           58          76         40         65           24         58
                                                   ------      ------     ------     ------      -------    -------
    Total                                          $8,119      $8,242     $9,796     $9,888      $10,651    $10,737
                                                   ------      ------     ------     ------      -------    -------
                                                   ------      ------     ------     ------      -------    -------
-------------------------------------------------------------------------------------------------------------------


(1) All securities of U.S. government agencies and corporations are mortgage-backed securities.
(2) Substantially all private collateralized mortgage obligations (CMOs) are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The securities available for sale portfolio includes both debt and marketable equity securities. At September 30, 1998, the securities available for sale portfolio had an unrealized net gain of $123 million, or less than 2% of the cost of the portfolio, comprised of unrealized gross gains of $135 million and unrealized gross losses of $12 million. At December 31, 1997, the securities available for sale portfolio had an unrealized net gain of $92 million, comprised of unrealized gross gains of $112 million and unrealized gross losses of $20 million. At September 30, 1997, the securities available for sale portfolio had an unrealized net gain of $86 million, comprised of unrealized gross gains of $110 million and unrealized gross losses of $24 million. The unrealized net gain or loss on securities available for sale is included as a separate component of cumulative other comprehensive income in stockholders' equity. At September 30, 1998, the amount included in cumulative other comprehensive income on a net of tax basis was an unrealized net gain of $55 million, compared with $55 million at December 31, 1997 and $51 million at September 30, 1997.

The unrealized net gain in the securities available for sale portfolio at September 30, 1998 was primarily due to investments in mortgage-backed securities. This unrealized net gain reflected current interest rates that were lower than those at the time the investments were purchased. The Company may decide to sell certain of the securities available for sale to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

Realized gross gains resulting from the sale of securities available for sale were $41 million and $8 million in the first nine months of 1998 and 1997, respectively. Realized gross losses were none and $2 million in the first nine months of 1998 and 1997, respectively.

At September 30, 1998, mortgage-backed securities included in securities of U.S. government agencies and corporations primarily consisted of pass-through securities and collateralized mortgage obligations (CMOs) and all were issued or backed by federal agencies. These securities, along with the private CMOs, represented $6,297 million, or 76%, of the Company's securities available for sale portfolio at September 30, 1998. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the impact of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $6,297 million to $6,094 million and the expected remaining maturity of these securities would increase from 2 years and 1 month to 3 years and 5 months.

In October 1998, the FASB issued FAS 134, Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold investments. FAS 134 will be implemented at the beginning of 1999 and is not expected to have a material effect on the Company's financial statements.

LOAN PORTFOLIO


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      % Change
                                                                                                           Sept. 30, 1998 from
                                                                                                      ------------------------
                                                       SEPT. 30,       Dec. 31,       Sept. 30,       Dec. 31,        Sept. 30,
(in millions)                                              1998           1997            1997           1997             1997
------------------------------------------------------------------------------------------------------------------------------
Commercial (1)(2)                                       $21,705        $20,144         $19,512              8%              11%
Real estate 1-4 family first mortgage                     7,384          8,869           9,311            (17)             (21)
Other real estate mortgage (3)                           11,715         12,186          11,614             (4)               1
Real estate construction                                  2,475          2,320           2,351              7                5
Consumer:
   Real estate 1-4 family junior lien mortgage            5,375          5,865           5,931             (8)              (9)
   Credit card (4)                                        4,049          5,039           5,020            (20)             (19)
   Other revolving credit and monthly payment             6,610          7,185           7,513             (8)             (12)
                                                        -------        -------         -------
      Total consumer                                     16,034         18,089          18,464            (11)             (13)
Lease financing                                           4,919          4,047           3,754             22               31
Foreign                                                     142             79              98             80               45
                                                        -------        -------         -------
      Total loans (net of unearned income,
         including net deferred loan fees,
         of $897, $832 and $781)                        $64,374        $65,734         $65,104             (2)%             (1)%
                                                        -------        -------         -------            ---              ---
                                                        -------        -------         -------            ---              ---
------------------------------------------------------------------------------------------------------------------------------


(1) Includes loans (primarily unsecured) to real estate developers and real estate investment trusts (REITs) of $1,944 million, $1,772 million and $1,397 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
(2) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $1,582 million, $1,599 million and $1,464 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
(3) Includes agricultural loans that are secured by real estate of $375 million, $343 million and $326 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
(4) As a result of reevaluating its credit card lending strategies, the Company has decided to make available for sale certain accounts within the credit card portfolio. Accordingly, approximately $375 million of primarily out-of-franchise territory accounts were considered available for sale as of September 30, 1998. If sold, it is anticipated that a loss (charge-off) would result due to the credit quality of this portion, which has been provided for in the allocation of the allowance for loan losses. The Company intends to hold the remaining credit card portfolio for the foreseeable future.

The table below presents comparative period-end commercial real estate loans.


------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      % Change
                                                                                                           Sept. 30, 1998 from
                                                                                                      ------------------------
                                                      SEPT. 30,        Dec. 31,       Sept. 30,       Dec. 31,        Sept. 30,
(in millions)                                             1998            1997            1997           1997             1997
------------------------------------------------------------------------------------------------------------------------------
Commercial loans to real
  estate developers and REITs (1)                      $ 1,944         $ 1,772         $ 1,397             10%              39%
Other real estate mortgage                              11,715          12,186          11,614             (4)               1
Real estate construction                                 2,475           2,320           2,351              7                5
                                                       -------         -------         -------
   Total                                               $16,134         $16,278         $15,362             (1)%              5%
                                                                                                           --              ---
                                                                                                           --              ---
Nonaccrual loans                                       $   236         $   252         $   277             (6)%            (15)%
                                                       -------         -------         -------             --              ---
                                                       -------         -------         -------             --              ---
Nonaccrual loans as a % of total                           1.5%            1.5%            1.8%
                                                       -------         -------         -------
                                                       -------         -------         -------
------------------------------------------------------------------------------------------------------------------------------

(1)  Included in commercial loans.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

------------------------------------------------------------------------------------------------------------------
                                                                         SEPT. 30,          Dec. 31,      Sept. 30,
(in millions)                                                                1998              1997           1997
------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)(3)                                                         $180              $155           $172
   Real estate 1-4 family first mortgage                                       73               104            100
   Other real estate mortgage (4)                                             205               228            258
   Real estate construction                                                    30                23             18
   Consumer:
      Real estate 1-4 family junior lien mortgage                              15                17             16
      Other revolving credit and monthly payment                                3                 1              1
                                                                             ----              ----           ----
        Total nonaccrual loans (5)                                            506               528            565
Restructured loans (6)                                                         --                 9              9
                                                                             ----              ----           ----
Nonaccrual and restructured loans                                             506               537            574
As a percentage of total loans                                                 .8%               .8%            .9%

Foreclosed assets                                                             130               158            196
Real estate investments (7)                                                     2                 4              4
                                                                             ----              ----           ----
Total nonaccrual and restructured loans
   and other assets                                                          $638              $699           $774
                                                                             ----              ----           ----
                                                                             ----              ----           ----
------------------------------------------------------------------------------------------------------------------


(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes loans (primarily unsecured) to real estate developers and REITs of $1 million for the periods presented.
(3) Includes agricultural loans of $10 million, $13 million and $16 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
(4) Includes agricultural loans secured by real estate of $10 million, $13 million and $15 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
(5) Of the total nonaccrual loans, $338 million, $321 million and $356 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(6) In addition to originated loans that were subsequently restructured, there were loans of $23 million for the periods presented that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $23 million were considered impaired under FAS 114 for the periods presented.
(7) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $133 million, $172 million and $170 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

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

The average recorded investment in impaired loans was $357 million and $350 million during the third quarter and first nine months of 1998, respectively, and $394 million and $435 million during the third quarter and first nine months of 1997, respectively. Total interest income recognized on impaired loans was $2 million and $7 million during the third quarter and first nine months of 1998, respectively, and $2 million and $11 million during the third quarter and first nine months of 1997, respectively. The interest income for all periods was recorded using the cash method.

The table below shows the recorded investment in impaired loans by loan category.


-------------------------------------------------------------------------------------------------
                                                             SEPT. 30,      Dec. 31,     Sept. 30,
(in millions)                                                    1998          1997          1997
-------------------------------------------------------------------------------------------------
Commercial                                                       $129          $103          $110
Real estate 1-4 family first mortgage                               2             2             1
Other real estate mortgage (1)                                    200           216           249
Real estate construction                                           27            22            17
Other                                                               3             1             2
                                                                 ----          ----          ----
    Total (2)                                                    $361          $344          $379
                                                                 ----          ----          ----
                                                                 ----          ----          ----
Impairment measurement based on:
    Collateral value method                                      $246          $256          $298
    Discounted cash flow method                                    97            61            60
    Historical loss factors                                        18            27            21
                                                                 ----          ----          ----
                                                                 $361          $344          $379
                                                                 ----          ----          ----
                                                                 ----          ----          ----
-------------------------------------------------------------------------------------------------


(1) Includes accruing loans of $23 million purchased at a steep discount for the periods presented whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $18 million, $27 million and $26 million of impaired loans with a related FAS 114 allowance of $1 million, $2 million and $4 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

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

-------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,         Dec. 31,         Sept. 30,
(in millions)                                                               1998             1997              1997
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                  $ 16             $  8              $ 14
Real estate 1-4 family first mortgage                                         20               35                42
Other real estate mortgage                                                    12                5                11
Real estate construction                                                       1                1                 1
Consumer:
     Real estate 1-4 family junior lien mortgage                              38               42                37
     Credit card                                                             108              133               123
     Other revolving credit and monthly payment                                8               19                13
                                                                            ----             ----              ----
        Total consumer                                                       154              194               173
                                                                            ----             ----              ----
     Total                                                                  $203             $243              $241
                                                                            ----             ----              ----
                                                                            ----             ----              ----
-------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
                                                                             Quarter                    Nine months
                                                                      ended Sept. 30,                ended Sept. 30,
                                                                 -------------------           --------------------
(in millions)                                                      1998         1997             1998          1997
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                     $1,835       $1,850           $1,828        $2,018

Provision for loan losses                                           160          175              510           420

Loan charge-offs:
    Commercial (1)                                                  (50)         (69)            (145)         (198)
    Real estate 1-4 family first mortgage                            (3)          (5)             (11)          (15)
    Other real estate mortgage                                      (18)          (2)             (29)          (13)
    Real estate construction                                         --           --               (2)           (3)
    Consumer:
       Real estate 1-4 family junior lien mortgage                   (2)          (6)              (8)          (18)
       Credit card                                                 (105)        (124)            (340)         (372)
       Other revolving credit and monthly payment                   (45)         (55)            (147)         (168)
                                                                 ------       ------           ------        ------
           Total consumer                                          (152)        (185)            (495)         (558)
    Lease financing                                                  (9)         (10)             (31)          (29)
                                                                 ------       ------           ------        ------
              Total loan charge-offs                               (232)        (271)            (713)         (816)
                                                                 ------       ------           ------        ------
Loan recoveries:
    Commercial (2)                                                   12           21               44            53
    Real estate 1-4 family first mortgage                             2            1                5             3
    Other real estate mortgage                                       26           13               62            42
    Real estate construction                                         --            1                2             3
    Consumer:
       Real estate 1-4 family junior lien mortgage                    1            2                4             6
       Credit card                                                   11           12               34            34
       Other revolving credit and monthly payment                    15           17               48            51
                                                                 ------       ------           ------        ------
           Total consumer                                            27           31               86            91
    Lease financing                                                   3            2                9             9
                                                                 ------       ------           ------        ------
              Total loan recoveries                                  70           69              208           201
                                                                 ------       ------           ------        ------
                  Total net loan charge-offs                       (162)        (202)            (505)         (615)

BALANCE, END OF PERIOD                                           $1,833       $1,823           $1,833        $1,823
                                                                 ------       ------           ------        ------
                                                                 ------       ------           ------        ------
Total net loan charge-offs as a percentage
    of average loans (annualized)                                  1.01%        1.25%            1.05%         1.27%
                                                                 ------       ------           ------        ------
                                                                 ------       ------           ------        ------
Allowance as a percentage of total loans                           2.85%        2.80%            2.85%         2.80%
                                                                 ------       ------           ------        ------
                                                                 ------       ------           ------        ------
-------------------------------------------------------------------------------------------------------------------


(1) There were no charge-offs of loans (primarily unsecured) to real estate developers and REITs for the periods presented.
(2) Includes recoveries from loans (primarily unsecured) to real estate developers and REITs of none and $1 million for the quarters ended September 30, 1998 and 1997, respectively, and $1 million and $2 million for the nine months ended September 30, 1998 and 1997, respectively.

The table below presents net charge-offs by loan category.


-----------------------------------------------------------------------------------------------------------------------------------
                                                      Quarter ended September 30,                Nine months ended September 30,
                                          --------------------------------------      -----------------------------------------
                                                       1998                 1997                   1998                    1997
                                          --------------------------------------      -----------------------------------------
                                                       % OF                 % of                   % OF                    % of
                                                    AVERAGE              average                AVERAGE                 average
(in millions)                             AMOUNT    LOANS(1)   Amount    loans(1)     AMOUNT    LOANS(1)     Amount     loans(1)
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                                  $ 38        .71%     $ 48        1.03%      $101        .66%       $145        1.04%
Real estate 1-4 family first mortgage          1        .05         4         .16          6        .09          12         .16
Other real estate mortgage                    (8)      (.27)      (11)       (.36)       (33)      (.38)        (29)       (.34)
Real estate construction                      --         --        (1)       (.21)        --        .04          --          --
Consumer:
     Real estate 1-4 family
       junior lien mortgage                    1        .06         4         .25          4         .09         12         .27
     Credit card                              94       8.78       112        8.77        306        9.00        338        8.71
     Other revolving credit
       and monthly payment                    30       1.81        38        1.99         99        1.93        117        1.98
                                            ----                 ----                   ----                   ----
         Total consumer                      125       3.07       154        3.28        409        3.23        467        3.26
Lease financing                                6        .55         8         .82         22         .69         20         .83
                                            ----                 ----                   ----                   ----
     Total net loan charge-offs             $162       1.01%     $202        1.25%      $505        1.05%      $615        1.27%
                                            ----       ----      ----        ----       ----        ----       ----        ----
                                            ----       ----      ----        ----       ----        ----       ----        ----
-----------------------------------------------------------------------------------------------------------------------------------


(1)  Calculated on an annualized basis.

The commercial loan category includes net charge-offs for the commercial loan component of small business loans of $25 million (or 2.30% of average small business loans in this category) in the third quarter of 1998, compared with $26 million (or 2.45%) in the second quarter of 1998 and $33 million (or 3.38%) in the third quarter of 1997. During the last half of 1997, the period of charging off past due loans for the Business Direct product within this portfolio was changed from 180 to 120 days. The target market for small business loans is expected to experience higher loss rates on a recurring basis than is the case with loans to middle market and corporate borrowers, and such loans are priced at appropriately higher spreads.

The largest category of net charge-offs in the third quarter of 1998 and 1997 was credit card loans, comprising 58% and 55%, respectively, of total net charge-offs. During the third quarter of 1998, credit card gross charge-offs due to bankruptcies were $40 million, or 38%, of total credit card gross charge-offs, compared with $47 million, or 40%, in the second quarter of 1998 and $54 million, or 43%, in the third quarter of 1997. In addition, credit card loans 30 to 89 days past due and still accruing totaled $154 million at September 30, 1998, compared with $133 million at June 30, 1998 and $180 million at September 30, 1997.

The Company considers the allowance for loan losses of $1,833 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at September 30, 1998. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general (particularly California) economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators. The Company made a $160 million provision in the third quarter of 1998.

OTHER ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,               Dec. 31,               Sept. 30,
(in millions)                                                   1998                   1997                    1997
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                              $1,146                 $1,113                  $1,114
Trading assets                                                   922                    815                     541
Net deferred tax asset                                            57                    209                     347
Certain identifiable intangible assets                           160                    479                     491
Foreclosed assets                                                130                    158                     196
Other                                                          1,187                  1,175                   1,203
                                                              ------                 ------                  ------
        Total other assets                                    $3,602                 $3,949                  $3,892
                                                              ------                 ------                  ------
                                                              ------                 ------                  ------
-------------------------------------------------------------------------------------------------------------------


Income from nonmarketable equity investments accounted for using the cost method was $32 million and $18 million in the third quarter of 1998 and 1997, respectively, and $116 million and $109 million in the nine months ended September 30, 1998 and 1997, respectively.

Trading assets consist largely of securities, including corporate debt and U.S. government agency obligations. Gains (losses) from trading assets were $(8) million and $21 million in the third quarter of 1998 and 1997, respectively, and $30 million and $59 million in the nine months ended September 30, 1998 and 1997, respectively.

The Company estimates that approximately $52 million of the $57 million net deferred tax asset at September 30, 1998 could be realized by the recovery of previously paid federal taxes; however, the Company expects to actually realize the federal net deferred tax asset by claiming deductions against future taxable income. The balance of approximately $5 million primarily relates to net deductions that are expected to reduce future state taxable income. The Company believes that it is more likely than not that it will have sufficient future state taxable income to fully utilize these deductions. The amount of the total deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

Included in certain identifiable intangible assets were purchased mortgage servicing rights of none, $292 million and $301 million at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. In June 1998, the Company sold its mortgage servicing business to GMAC Mortgage Corporation. (See page 14 for additional information.)

The other identifiable intangible assets included in other assets are generally amortized using an accelerated method, which is based on estimated useful lives ranging from 5 to 15 years. Amortization expense was $6 million and $7 million for the quarters ended September 30, 1998 and 1997, respectively.

DEPOSITS


-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,                Dec. 31,              Sept. 30,
(in millions)                                                   1998                    1997                   1997
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                          $22,542                 $23,953                $23,005
Interest-bearing checking                                      1,799                   2,155                  2,209
Market rate and other savings                                 29,954                  29,940                 29,906
Savings certificates                                          15,196                  15,349                 15,460
                                                             -------                 -------                -------
    Core deposits                                             69,491                  71,397                 70,580
Other time deposits                                              208                     205                    288
Deposits in foreign offices                                       70                     597                     54
                                                             -------                 -------                -------
        Total deposits                                       $69,769                 $72,199                $70,922
                                                             -------                 -------                -------
                                                             -------                 -------                -------
-------------------------------------------------------------------------------------------------------------------


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

The increase in the Company's ratios at September 30, 1998 compared with December 31, 1997 was due to an increase in common stockholders' equity (predominantly retained earnings).

The table below presents the Company's risk-based capital and leverage ratios.


------------------------------------------------------------------------------------------------------
                                                           SEPT. 30,         Dec. 31,         Sept. 30,
(in billions)                                                  1998             1997              1997
------------------------------------------------------------------------------------------------------
Tier 1:
   Common stockholders' equity                                $12.9            $12.6             $12.6
   Preferred stock                                               .3               .3                .3
   Guaranteed preferred beneficial interests in
      Company's subordinated debentures                         1.3              1.3               1.3
   Goodwill and other deductions (1)                           (7.7)            (8.1)             (8.2)
                                                              -----            -----             -----
      Total Tier 1 capital                                      6.8              6.1               6.0
                                                              -----            -----             -----
Tier 2:
   Mandatory convertible debt                                    --               .1                .2
   Subordinated debt and unsecured senior debt                  2.0              2.0               2.0
   Allowance for loan losses allowable in Tier 2                1.0              1.0               1.0
                                                              -----            -----             -----
      Total Tier 2 capital                                      3.0              3.1               3.2
                                                              -----            -----             -----
         Total risk-based capital                             $ 9.8            $ 9.2             $ 9.2
                                                              -----            -----             -----
                                                              -----            -----             -----
Risk-weighted balance sheet assets                            $75.6            $77.6             $77.1
Risk-weighted off-balance sheet items:
   Commitments to make or purchase loans                        9.2              9.4               9.4
   Standby letters of credit                                    1.6              1.6               1.7
   Other                                                        1.4               .7                .6
                                                              -----            -----             -----
      Total risk-weighted off-balance sheet items              12.2             11.7              11.7
                                                              -----            -----             -----
Market risk equivalent assets (2)                               1.0               --                --
Goodwill and other deductions (1)                              (7.7)            (8.1)             (8.2)
Allowance for loan losses not included in Tier 2                (.8)             (.8)              (.8)
                                                              -----            -----             -----

         Total risk-weighted assets                           $80.3            $80.4             $79.8
                                                              -----            -----             -----
                                                              -----            -----             -----
Risk-based capital ratios:
   Tier 1 capital (4% minimum requirement)                     8.47%            7.61%             7.53%
   Total capital (8% minimum requirement)                     12.26            11.49             11.47

Leverage ratio (3% minimum requirement) (3)                    8.04%            6.95%             6.76%
------------------------------------------------------------------------------------------------------


(1)  Other deductions include CDI acquired after February 1992 (nonqualifying
     CDI) and the unrealized net gain (loss) on securities available for sale.
(2) As the Company met at September 30, 1998 certain trading thresholds as defined by the FRB, its risk-based capital ratios now include a regulatory measurement for market risk, which represents the risk of loss in trading activities that result from movements in market prices.
(3) Tier 1 capital divided by quarterly average total assets (excluding goodwill, nonqualifying CDI and other items which were deducted to arrive at Tier 1 capital).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a "well capitalized" bank must have a Tier 1 RBC ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10% and a leverage ratio of at least 5%. At September 30, 1998, the Bank had a Tier 1 RBC ratio of 7.88%, a combined Tier 1 and Tier 2 ratio of 11.01 % and a leverage ratio of 7.07%.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at September 30, 1998 and December 31, 1997.


------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 1998                            December 31, 1997
                                          ---------------------------------------      ---------------------------------------
                                          NOTIONAL OR       CREDIT      ESTIMATED      Notional or        Credit     Estimated
                                          CONTRACTUAL         RISK           FAIR      contractual          risk          fair
(in millions)                                  AMOUNT     AMOUNT(2)         VALUE           amount      amount(2)        value
------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT HEDGES
     Interest rate contracts:
         Swaps (1)                            $20,008      $   642        $   635          $16,301       $   233       $   174
         Futures                                6,645           --             --            6,259            --            --
         Floors purchased (1)                  17,721          168            168           20,727            63            63
         Caps purchased (1)                       186           --             --              240             1             1
         Options purchased                         --           --             --               42            --            --

     Foreign exchange contracts:
         Forwards (1)                             129           --             (1)              57             1             1

CUSTOMER ACCOMMODATIONS
     Interest rate contracts:
         Swaps (1)                              6,259          102             28            3,158            13             4
         Futures                                6,647           --             --            2,387            --            --
         Floors purchased (1)                   1,327           34             34            1,141            13            13
         Caps purchased (1)                     2,970            3              3            2,836             8             8
         Floors written                         1,312           --            (33)           1,122            --           (13)
         Caps written                           2,948           --             (3)           2,871            --            (9)
         Options purchased (1)                     --           --             --               37            --            --
         Options written (1)                       --           --             --               27            --            --
         Forwards (1)                           1,072           44              7               59             2             2

     Foreign exchange contracts:
         Forwards and spots (1)                 2,527           37              2            1,853            29             3
         Options purchased (1)                    135            2              2              110            --            --
         Options written                          123           --             (2)             110            --            --

------------------------------------------------------------------------------------------------------------------------------


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

LIQUIDITY MANAGEMENT

Liquidity for the Parent Company and its subsidiaries is generated through its ability to raise funds in a variety of domestic and international money and capital markets, and through dividends from subsidiaries and lines of credit. In 1996, the Company filed a shelf registration with the Securities and Exchange Commission (SEC) that allows for the issuance of $3.5 billion of senior or subordinated debt or preferred stock. This shelf registration was amended on October 12, 1998 to include 2.5 million shares of common stock. In October 1998, the Company issued $759 million of common stock under this shelf registration to cure a portion of previously repurchased "tainted" shares and, thus, allow the Merger to be accounted for as a pooling of interests. The proceeds from the sale of any securities will be used for general corporate purposes. As of September 30, 1998, the Company had issued $.2 billion of preferred stock and $.7 billion of medium-term notes under this shelf registration. As of November 16, 1998, this shelf registration is no longer effective.

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

The current interest rate risk limit using the net interest income simulation allows up to 30 basis points (.30%) of sensitivity in the expected average net interest margin over the next 12 months. As of September 30, 1998, the simulation showed a decline in the net interest margin of 9 basis points (.09%, or $67 million decline in net interest income over the next 12 months) for the low-rate scenario case relative to the expected case.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures indicated by the net interest income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rates on their funding sources.

The Company considers the fair values and the potential near term losses to future earnings related to its customer accommodation derivative financial instruments to be immaterial.

                           PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             A special meeting of shareholders was held on October 20, 1998, to consider a proposal to adopt the Agreement and Plan of Merger, dated as of June 7, 1998, and amended and restated as of September 10, 1998 (the "Agreement"), by and among Wells Fargo & Company, Norwest Corporation and WFC Holdings Corporation. The Agreement was adopted by the following vote:

                   For               57,428,537
                   Against              500,572
                   Abstain              266,623

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits



                   2 Agreement and Plan of Merger, dated as of June 7, 1998, and amended and restated as of September 10, 1998, by and among Wells Fargo
                          & Company, Norwest Corporation and WFC
                          Holdings Corporation, filed as Exhibit 2.1 to the Registration Statement on Form S-4 of
                          Norwest Corporation, File No. 333-63247, filed September 11, 1998, and incorporated herein by reference.

                   3(a)   Certificate of Incorporation

                    (b)   By-Laws

                   4 The Company hereby agrees to furnish to the Commission upon request a copy of each instrument defining the rights of holders of securities of the Company.

                  10(a)   Employment Agreement, dated as of June 7,
                          1998, by and between Norwest Corporation and Paul Hazen, filed as Exhibit 10.1 to the Registration Statement on Form S-4 of Norwest
                          Corporation, File No. 333-63247, filed
                          September 11, 1998, and incorporated herein by reference.

                  10(b)   Employment Agreement, dated as of June 7,
                          1998, by and between Norwest Corporation and Rodney L. Jacobs, filed as Exhibit 10.2 to the
                          Registration Statement on Form S-4 of Norwest
                          Corporation, File No. 333-63247, filed
                          September 11, 1998, and incorporated herein by reference.

                  10(c)   Wells Fargo & Company Change of Control
                          Severance Plan, adopted October 20, 1998.

                  11      Computation of Earnings Per Common Share

                  27      Financial Data Schedule

                  99(a)   Computation of Ratios of Earnings to Fixed
                          Charges -- the ratios of earnings to fixed charges, including interest on deposits, were
                          2.15 and 1.89 for the quarters ended
                          September 30, 1998 and 1997, respectively, and 2.08 and 1.89 for the nine months ended
                          September 30, 1998 and 1997, respectively.
                          The ratios of earnings to fixed charges, excluding interest on deposits, were 5.42 and
                          4.02 for the quarters ended September 30, 1998 and 1997, respectively, and 4.84 and
                          4.07 for the nine months ended September 30, 1998 and 1997, respectively.



                   99(b)  Computation of Ratios of Earnings to Fixed
                          Charges and Preferred Dividends -- the
                          ratios of earnings to fixed charges and
                          preferred dividends, including interest on deposits, were 2.13 and 1.86 for the quarters ended September 30, 1998 and 1997, respectively, and 2.05 and 1.85 for the nine months ended September 30, 1998 and 1997, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.17 and 3.83 for the quarters ended September
                          30, 1998 and 1997, respectively, and 4.61 and 3.78 for the nine months ended September
                          30, 1998 and 1997, respectively.

             (b) The Company filed the following reports on Form 8-K during the third quarter of 1998 and through the date hereof:

                   (1) July 21, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended June 30, 1998

                   (2) July 24, 1998 under Item 5, containing the abridged analyst presentation materials dated June 8, 1998 regarding the proposed merger between the Company and Norwest Corporation

                   (3) September 15, 1998 under Item 7, containing the unaudited pro forma combined financial information of the Company and Norwest Corporation for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995

                   (4) October 15, 1998 under Item 5, containing the Underwriting Agreement between the Company and Goldman, Sachs & Co., dated October 12, 1998 in connection with the sale of 2.5 million shares of the Company's common stock, $5 par value per share, pursuant to the Company's Prospectus Supplement dated October 12, 1998 to the Prospectus dated September 16, 1998

                   (5) October 20, 1998 under Item 5, containing the Press Release that announced the Company's financial results for the quarter ended
                          September 30, 1998

                   (6) November 16, 1998 under Items 2 and 7, describing the consummation of the Merger by and among Former Wells Fargo & Company, Norwest Corporation and
                          WFC Holdings Corporation pursuant to an Agreement and Plan of Merger dated as of June 7, 1998 and amended and restated as of September 10, 1998 and containing the Press Release dated November 2, 1998 issued by Norwest Corporation announcing the completion of the Merger

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 1998.


                                   WFC HOLDINGS CORPORATION


                                   By: LES L. QUOCK
                                      -------------------------------------
                                       Les L. Quock
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)